Form 10QSB
period 1999-12-31
EUTRO GROUP HOLDING INC
filed 2000-02-14
CIK 737455

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549
                              Form 10-QSB
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES   EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1999.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

      For the transition period from ____________ to _____________

              Commission file number:  000-13846

                                 EUTRO GROUP HOLDING, INC.
       (Exact name of small business issuer as specified in its charter)
          Florida                                        75 14 33 000
      (State of incorporation)               (IRS Employer Identification No.)

                  1070 East Indiantown Road, Suite 208
                          Jupiter, Florida  33477
                  (Address of principal executive offices)

                                 (561) 575-3520
                            (Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [X]

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whither the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes....  No....


                   APPLICABLE ONLY TO CORPORATE ISSUERS.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 9, 2000,
        Common capital stock - 356, 249, 977 shares
        Series A. Preferred Stock -  428, 250 shares

  Transitional Small Business Disclosure Format (Check One)
      Yes [  ]  No [X]



                 PART 1  FINANCIAL INFORMATION

  Item 1.   Financial Statements.

                             FINANCIAL STATEMENTS

                             EUTRO GROUP HOLDING, INC
                                 FOR THE YEAR ENDED
                                  SEPTEMBER 30 1999

TABLE OF CONTENTS                                      Page   Number
Accountants Report                                               1
Balance Sheet                                                    2
Statement of Operations                                          3
Statement of Changes in Shareholders' Deficit                    4
Statement of Cash Flow                                           5
Notes to Financial Statements                                  6-8

To the Board of Directors and Shareholders' of Eutro Group Holding, Inc.

I have audited the accompanying balance sheet of Eutro Group Holding, Inc (a Florida corporation) as of September 30, 1999 and the related statement of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eutro Group Holding, Inc. at September 30, 1999 and the results of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, has a very limited operating history, has a shareholder and working capital deficiency of $76,723 and $102,723 respectively, and has suffered recurring losses since inception. The Company's lack of financial resources and liquidity as of September 30, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in

Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Aaron Stein
Cedarhurst, New York
November 10, 1999


                       EUTRO GROUP HOLDING, INC.
                           BALANCE SHEET
                         SEPTEMBER 30 1999
                            ASSET
Current  assets:
Cash                                                    $219
Other assets                                          26,000
Escrow
TOTAL ASSETS                                         $26,219

            LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Preferred dividends                                                  $102,942
Shareholders deficit:
Common stock, $.10 par value,
 authorized 500,000,000 shares,
356,249,977 issued and outstanding      $35,624,998
Preferred stock, $.10 par value,
authorized 5,000,000 shares
428,928 issued and outstanding                      42,893
Additional paid-in capital                     (23,226,413)
Accumulated deficit                            (12,518,201)
Total shareholders' deficit                                         $(76,723)

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                                $26,219
 See accompanying notes to financial statements



                      EUTRO GROUP HOLDING, INC.
                       STATEMENT OF OPERATIONS
                 FOR THE YEAR ENDED SEPTEMBER 30, 1999

REVENUE                                                      $             0
Administrative and operating expenses                                764,306

Loss from continuing operations before
other income (expense)                                              (764,306)

Other income (expenses)
Gain on sale of fixed assets                           $2,544
Interest expense                                         (679)          1,865

Net loss                                                       $    (762,441)

Earnings per share of common stock                             $     (0.0034)

        See accompanying notes to financial statements


                            EUTRO GROUP HOLDING, INC.
                  STATEMENT OF CHANGE IN SHAREHOLDERS EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999

         Common             Common         Additional
          Stock             Stock            Paid In           Accumulated
        Shares           $.10 Par Value     Capital              Deficit

Balance-September

         100,793,040       10,079,304      $(872,551)            $(11,755,760)

Issuance of common stock

          49,4900,000        4,990,000       (4,729,0090)

Issuance of common stock for services

(rendered and settlement of other long term liabilities

          205,556,937       20,555,694       (17,624,853)

Net loss
            _________          ________      ___________           (762,441)

Balance- September 30, 1999

          356,249,977    $35,624,998    $(23,226,413)        $(12,518,201)



                             EUTRO GROUP HOLDING, INC.
                                  CASH FLOW
                       FOR THE YEAR ENDED SEPTEMBER 30, 1999

Cash flows from operating activities:

Net loss
                                                               $(762,441)
Adjustments to reconcile net loss to
net cash used by operating activities:
Gain on sale of fixed assets                    $(2.544)
Issuance of common stock for services
rendered and other long term liabilities       2,954,530

Changes in operating assets and liabilities:
Accounts payable and accrued expenses           (129,581)
Preferred dividends                               34,314

Other long term-liabilities                   (2,342,131)         514,588

Net cash used in operating activities                            (247,853)

Cash flow from investing activities:
Proceeds from sale of furniture and equipment                      10,770

Cash flow from financing activities:
 Proceeds from sale of common stock                               237,302

Increase in Cash                                                      219

Cash at beginning of year                                                0

Cash at end of year                                                   $219

See accompanying notes to financial statements



                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER  30, 1999

Note 1: Organization, Business and Significant Accounting Policies

Organization

Eutro Group Holding, Inc. was incorporated under the laws of the State of Florida in September, 1991. In that month, it completed a reverse acquisition of Bio Analytic Laboratories, Inc, which then became a wholly owned operating subsidiary of the Company. On May 6) 1998, the Company sold it's Bio-Analytic Laboratories, Inc. subsidiary. Since May 6, 1998, the Company has not had an operating subsidiary.

Business

Eutro Group Holding, Inc. is a holding company. Its principal business is to own operating subsidiaries and assist these companies, as well is other small and medium size companies, with research, development, marketing and sales. Additionally, the Company will assist in the development of business plans and specializes in, financial public relations.

Computation of loss per share

Net loss per share is based upon the weighted average number of shares of Common Stock and common equivalent shares consisting of options
(using the treasury stock method ) outstanding for each of the periods presented. Common equivalents shares are not considered if the result would be anti-dilutive

Note 2: Going Concern Consideration

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern The Company has a very laminated operating history, has a shareholder and working capital deficiency of $76,723 and $102,723 respectively and had losses since inception. The Company's lack of financial resources and liquidity at September 30, 1999 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising debt and equity funding to remain in existence as a going concern Its continued existence is also dependent on equity funding.

With respect to the Company's going concern considerations, on May 17, 1999, negotiations were concluded by which Eutro Group Holding, Inc. would be acquired by Ivy Entertainment.Com. Inc. in a reverse merger.

                      EUTRO GROUP HOLDING, INC.
                 NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER  30, 1999

As consideration for this reverse merger, the Company will issue and exchange 8,575,000 shares of its common stock, after it has undergone a 250 for 1 reverse split. These shares are to be issued to the sole shareholder of Ivy, Mr. Richard Gladstone, in exchange for 1000 shares of common stock of Ivy which is the total amount of common stock issued and outstanding. The shares of the Company's common stock received by Mr. Gladstone pursuant to the reverse acquisition agreement will be restricted stock as defined in Rule 144 of the Securities act.

To effectuate the merger Ivy must represent to the Company that it has a minimum of $5,000,000 in tangible assets when the merger is compered.

On August 10, 1999 the shareholders of the Company approved the reverse merger of the Company and Ivy.

Note 3: Shareholder' Deficit
During the year ended September 30, 1999 the Company issued
49,900,000 shares of common stock and received proceeds of $237,302.

In exchange for services from non-employees and in settlement of long-term liabilities the Company issued 205,556,937 shares of common stock.

Note 4:  Income Taxes

Statement of Financial Accounting Standards No. 109 (FAS 109),
"Accounting for Income Taxes' is effective for financial statements issued for fiscal years beginning on or after December 15, 1992. Under
FAS 109 deferred income taxes generally represent the future tax effect of existing differences between the book and tax bases of assets and liabilities, using the tax rates and laws existing as of the latest balance sheet date. The Company has not elected early adoption of this statement. The adoption of FAS 109 is not expected to have a material effect on the Company's financial position or results of due to the Company's NOL position and recent losses. The Company expects to record a deferred tax asset which will be fully reserved through the recording of a 100% valuation allowance.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with the financial statements and notes thereto appearing in Item 1 of this form. As indicated in the Financial Statements, there is substantial doubt about Eutro Group Holding, Inc.'s ability to continue as a going concern beyond December 31, 1999, due to its ongoing illiquidity.

It is highly unlikely that Eutro Group Holding, Inc. can satisfy its cash requirements for the next 12 months without resorting to raising additional funds through the sale of common stock.

Eutro plans no product research and development for the term of the Plan.

During the period covered by the financial statements and the next 12 months of this Plan, Eutro significantly changed the focus of its business activities from business and financial consulting to the sale of the company to a more financially secure organization that could make better
use of its OTC Electronic Bulletin Board listing. In other words,   to
become the target of a reverse merger.

After a prolonged search and discussions with several possible merger partners, Eutro management decided that the candidate offering the best solution to its problems was the company IVY Entertainment.Com, Inc. In-depth discussion with Ivy management only reinforced Eutro's conviction that this course of action was in the best interest of its share holders.

IVY Entairtainment.Com (IVY) was incorporated under Florida law on
May 25, 1999. It is a development stage company that currently has no operations or business activities. It intends to expend its operations through acquisitions and by entering into distribution and marketing agreements with select companies having particular focus on the entertainment, hospitality, financial and technology industries. IVY has entered into a letter of intent with Strategic Management Corp., a company that intends to be a one stop financial services firm catering to small business owners and individuals with a net worth of $500,000 or more. To enhance its entertainment division, IVY has entered into a marketing agreement with Touch Entertainment, Inc. to distribute its touch screens to night clubs and eateries throughout the world. To enhance its technology division, IVY has entered into a distribution agreement with Sense Technologies, Inc. to distribute its biometric (fingerprint) employee
verification   and authentication system and with Global Communication
Networks, Inc. to distribute its internet services and long distance telephone services.

The offices of IVY Entertainment.Com are located at 2505 Boca Raton
Boulevard, Suite 1,   Boca Raton , Florida, 33431. The telephone number
is (561) 367 8565.

IVY intends to create an active trading market for its common stock by engaging in a reverse merger with a public shell. On May 17, IVY entered into a definitive stock-for-stock exchange agreement with Eutro Group Holding, Inc. Pursuant to such acquisition agreement, IVY shareholders will acquire a controlling interest of approximately 85% in Eutro.
Eutro will then be under new management that intends to change the company name to Strategic Alliance Group, Inc.

There are five obligations binding both parties to the reverse merger. First,
present Eutro   shareholders must approve a 250 to 1 reverse stock split of
Eutro common stock. Second, Eutro must satisfy all its liabilities. Third, IVY is committed to having assets, valued at a minimum of $5,000,000. Fourth, the closing of the reverse merger must take place on or before July 31, 1999, unless extended by the mutual consent of both parties. Fifth, the reverse merger is subject to satisfactory due diligence by both parties.

IVY's authorized capital consists of 20,000,000 shares of Common Stock, par value $.01 per share and 10,000,000 shares of Preferred Stock par value $.01 per share. As of September 1, 1999, IVY has 1,000 shares of common stock issued and outstanding.

As Eutro has no permanent full time employees, there is no problem of significant changes or reductions. No long term fixed contract exists with any temporary employment service.

           PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings

     (a)    Pending legal proceedings

On September 1, 1999, Eutro Group Holding, Inc. had no pending legal proceedings against it and its management was not aware of any that were awaiting filing.

     (b)    Pending governmental agency procedures

On September 1, 1999, Eutro Group Holding, Inc. had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

Item 2.  Changes in Securities

     (a) There have been no modifications in the instruments defining the rights of the holders of any class of registered securities.
     (b) There has been no material limitation or qualification of the rights evidenced by any class of registered securities by the issuance or modification of any other class of securities.

There are no legal restrictions on working capital or limitations upon the payment of dividends. The only restricting factors in either of these two items are a paucity of earnings.

Item 3.  Defaults Upon Senior Securities.

As indicated in Form 10-SB previously filed, the registrant is in default on the dividend payment on its Series A Preferred Stock. The amount of
arrears is indicated in the financial   statements contained in Part I of this
report.

Item 4.  Submission of Matters to a Vote of Security Holders.

There has been no submission of any matter to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

On August 10, 1999, the Registrant held a special meeting of its Board of Directors. In this meeting, the proxies that were solicited and received by August 9, 1999, were voted. The matters presented to the Board of Directors were the following:

     1. To approve and adopt amended and restated Articles of Incorporation of Eutro Group Holding, Inc. in the form attached to the Proxy Statement dated July 9, 1999.
     2. To authorize and grant the Board of Directors to approve and ratify the removal of Article 9 of the original corporation (Bio-Analytic Laboratories, Inc. a Florida corporation) amended without stockholder approval in October, 1991, through reverse acquisition of Eutro Group Holding, Inc.
     3. To approve and authorize the Board of Directors, in its sole discretion, to proceed if it is deemed necessary, with a reverse stock split not to exceed I for 250 with cash in lieu of fractional shares.
     4. To approve and grant the Board of Directors the authority to increase the authorized share capital to 100,000,000 shares, after the reverse split. This also shall occur if the Board of Directors shall deem it necessary.
     5. To approve and grant the Board of Directors the authority to acquire Ivy Entertainment.Com, Inc. a Florida corporation, in consideration of 8,575,000 shares of Eutro Group Holding, Inc. new common stock for 100% of the capital stock of Ivy. The new Eutro shares shall be restricted shares under SEC Rule 144.
     6. To approve the change of name of Eutro Group Holding, Inc. to Strategic Alliance Group, Inc.

All the above were approved by the voting of proxies which were 64% in favor of adoption.

   Item 5.  Other Information.

On October 18, 1999, the State of Florida received and accepted Articles
of Amendment to   the Articles of Incorporation for Eutro Group Holding,
Inc. which changed its name to Strategic Alliance Group, Inc. The document number of the corporation is G66158.

On November 12, 1999, Officer/Director Resignations were filed with the Department of State of Florida, resigning the following persons from the board of directors of Strategic Alliance Group, Inc. and as officers of the Company.

Floyd D. Wilkenson
Daniel Birbilis
William Burckart
Mack L. Hunter
Brad Wilkenson

On November 12, 1999, Articles of Amendment to the Articles of
Incorporation of Strategic Alliance Group, Inc. were filed with the Florida Department of State appointing a new Board of Directors composed of:

Richard Gladstone
Howard Helfant
Mark Colacurio

The date of the Amendment's adoption is November 11, 1999. It was adopted without shareholder action which is not required.

Item 6.  Exhibits and Reports on Form 8-K

See attached.




                         SIGNATURES
 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EUTRO GROUP HOLDING, INC.

Date: February 14, 2000
                                                        Mark Colacurio
                                                        Director