Form 10QSB
period 2000-03-31
STRATEGIC ALLIANCE GROUP INC
filed 2001-04-18
CIK 737455

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number:  000-13846


STRATEGIC ALLIANCE GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Florida                                                       75 14 33 000
(State of incorporation)          (IRS Employer Identification No.)

2505 NW Boca Raton Blvd., Suite One
Boca Raton, Florida 33431
(Address of principal executive offices)

(561) 367-8565
(Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whither the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes_.. No_..

APPLICABLE ONLY TO CORPORATE ISSUERS.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000

Common capital stock - 356, 249, 977 shares
Series A. Preferred Stock -  428, 250 shares

Transitional Small Business Disclosure Format (Check One)
    Yes [  ]  No [X]



PART 1  FINANCIAL INFORMATION

Item 1.   Financial Statements.


                                 FINANCIAL STATEMENTS
                             STRATEGIC ALLIANCE GROUP, INC.
                                  SEPTEMBER  30, 1999




                             STRATEGIC ALLIANCE GROUP, INC.
                                   FOR THE YEAR ENDED
                                   SEPTEMBER 30 1999


             TABLE OF CONTENTS


   Accountants Report
   Balance Sheet

   Statement of Operations

   Statement of Changes in Shareholders' Deficit

   Statement of Cash Flow

   Notes to Financial Statements



To the Board of Directors and Shareholders' of Strategic Alliance Group, Inc.

I have audited the accompanying balance sheet of Strategic Alliance Group,Inc.(a Florida corporation) as of September 3O, 1999 and the related statement of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Alliance Group, Inc. at September 30, 1999 and the results of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, has a very limited operating history, has a shareholder and working capital deficiency of $76,723 and $102,723 respectively, and has suffered recurring losses since inception. The Company's lack of financial resources and liquidity as of September
30, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Aaron Stein
Cedarhurst, New York
November 10, 1999

                      STRATEGIC ALLIANCE GROUP, INC.
                             BALANCE SHEET
                           SEPTEMBER 30 1999
                                 ASSET
Current  assets:

     Cash                                                              $219

     Other assets                                              26,000

     Escrow

 	  TOTAL ASSETS                          $26,219

113:
           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Preferred dividends                                         $102,942
Shareholders deficit:
   Common stock, $.10 par value,
    authorized 500,000,000 shares,
    356,249,977 issued and outstanding    $35,624,998
     Preferred stock, $.10 par value,
     authorized 5,000,000 shares
          428,928 issued and outstanding                42,893

     Additional paid-in capital                         (23,226,413)

     Accumulated deficit                                  (12,518,201)
Total shareholders' deficit                                 $(76,723)

   TOTAL LIABILITIES AND SHAREHOLDERS'DEFICIT    $26,219




             See accompanying notes to financial statements

138:
                 STRATEGIC ALLIANCE GROUP, INC.
                   STATEMENT OF OPERATIONS
            FOR THE YEAR ENDED SEPTEMBER 30, 1999


  REVENUE 	                                                      $0
     Administrative and operating expenses             764,306

Loss from continuing operations before other income
(expense)        		         (764,306)
Other income (expenses)
    Gain on sale of fixed assets                                  $2,544

    Interest expense                  (679)                            1,865

    Net loss                                                       $(762,441)

    Earnings per share of common stock              $(0.0034)




             See accompanying notes to financial statements

164:

                            STRATEGIC ALLIANCE GROUP, INC.
                    STATEMENT OF CHANGE IN SHAREHOLDERS EQUITY
                       FOR THE YEAR ENDED SEPTEMBER 30, 1999

                     Common     Common   Additional
                       Stock            Stock          Paid        Accumulated
                       Shares         Amount    In Capital    Deficit

Balance-September
30, 1998             100,793,040  10,079,304  $(872,551)   $(11,755,760)

Issuance of
common stock     49,900,000    4,990,000  (4,729,009)

Issuance of
common stock for
services rendered
and settlement of
other long term
liabilities                205,556,937  20,555,694  (17,590,539)

Net loss   						               (762,441)
Balance- September
30, 1999               356,249,977  $35,624,998 $(23,192,099) $(12,578,515)

191:
                       STRATEGIC ALLIANCE GROUP, INC.
                                CASH FLOW
                    FOR THE YEAR ENDED SEPTEMBER 30, 1999

Cash flows from operating activities:

  Net loss 									(762,441)
Adjustments to reconcile net loss to
net cash used by operating activities:

   Gain on sale of fixed assets  	                    $(2.544)

Issuance of common stock for services rendered
   and other long term liabilities                                    2,954,530

Changes in operating assets and liabilities:
   Accounts payable and accrued expenses               (129,581)

   Preferred dividends                                                  34,314

   Other long term-liabilities          (2,342,131)            514,588

Net cash used in operating activities                         (247,853)
Cash flow from investing activities:
Proceeds from sale of furniture and equipment          10,770
Cash flow from financing activities:

Proceeds from sale of common stock                        237,302

Increase in Cash 								    219

Cash at beginning of year                                               0

Cash at end of year 							   $219





          See accompanying notes to financial statements

233:
	NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER  3O, 1999

Note 1: Organization, Business and Significant Accounting
Policies Organization - Strategic Alliance Group, Inc. was incorporated under the laws of the State of Florida in September, 1991.
In that month, it completed a reverse acquisition of Bio
Analytic Laboratories, Inc, which then became a wholly owned operating subsidiary of the Company. On
May 6, 1998, the Company sold its Bio-Analytic Laboratories,
Inc. subsidiary. Since May 6, 1998, the Company has not had an operating subsidiary.
Business - Strategic Alliance Group, Inc. is a holding corporation. Its principal business is to own operating subsidiaries and assist these companies as well is other small and medium size companies with research, development, marketing and sales. Additionally, the Company will assist in the development of business plans and specializes in. financial public relations.
Computation of loss per share - Net loss per share is based upon the weighted average number of shares of Common Stock and common equivalent shares consisting of options ( using the treasury stock method ) outstanding for each of the periods presented.
Common equivalents shares are not considered if the result would be anti-dilutive
Note 2: Going Concern Consideration - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern The Company has a very laminated operating history, has a shareholder and walking capita) deficiency of $76,723 and $102,723 respectively and had losses since inception. The Company's lack of financial resources and liquidity at September 30, 1999 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising debt and equity funding to remain in existence as a going concern Its continued existence is also dependent on equity funding.
With respect to the Company's going concern considerations, on May I 7, 1999, negotiations were concluded by which Eutro Group Holding, Inc. would be acquired by Ivy Entertainment.Com. Inc. (by) in a reverse merger.
As consideration for this reverse merger, the Company will issue and exchange 8,575,000 shares of its common stock, after it has undergone a 250 for 1 reverse split. These shares are to be issued to the sole shareholder of Ivy, Mr. Richard Gladstone, in exchange for 1000 shares of common stock of Ivy, which is the total amount of common stock issued and outstanding. The shares of the Company's common stock received by Mr. Gladstone pursuant to the reverse acquisition agreement will be restricted stock as defined in Rule 144 of the Securities act.
To effectuate the merger Ivy must represent to the Company that it has a minimum of $5,000,000 in tangible assets when the merger is completed.
On August 10, 1999 the shareholders of the Company approved the reverse merger of the Company and Ivy.
Note 3: Shareholder' Deficit - During the year ended September 30, 1999 the Company issued
49,900,000 shares of common stock and received proceeds of $237,302. In exchange for services from non-employees and in settlement of long-term liabilities the Company issued 205,556,937 shares of common stock.
Note 4:  Income Taxes  - Statement of Financial
Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes' is effective for financial statements issued for fiscal years beginning on or after December
15, 1992. Under FAS 109 deferred income taxes generally represent the future tax effect of existing differences between the book and tax bases of assets and liabilities, using the tax rates and laws existing as of the latest balance sheet date. The Company has not elected early adoption of this statement. The adoption of FAS 109 is not expected to have a material effect on the Company's financial position or results of due to the Company's NOL position and recent losses. The Company expects to record a deferred tax asset, which will be fully reserved through the recording of a 100% valuation allowance.














































Item 2.  Management's Discussion and Analysis or
Plan of Operation.

The following should be read in conjunction with the financial statements and notes thereto appearing in Item 1 of this form. As indicated in the Financial Statements, there is substantial doubt about Strategic Alliance Group, Inc.'s ability to continue as a going concern due to its ongoing illiquidity.

It is highly unlikely that Strategic Alliance Group, Inc.
can satisfy its cash requirements for the next 12 months without resorting to raising additional funds through the sale of common stock or effecting a reverse merger.

Strategic Alliance Group, Inc. plans no product research and development for the term of the Plan.

During the period covered by the financial statements and the next 12 months of this Plan, Startegic significantly changed the focus of its business activities from business and financial consulting to the sale of the company to a more financially secure organization that could make better use of its OTC Electronic Bulletin Board listing. In other words, to become the target of a reverse merger.

After a prolonged search and discussions with several possible merger partners, Strategic management decided that the candidate offering the best solution to its problems was the company IVY Entertainment.Com, Inc. In-depth discussion with Ivy management only reinforced Strategic's conviction that this course of action was in the best interest of its share holders.

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

IVY intends to create an active trading market for its common stock by engaging in a reverse merger with a public shell. On May 17, IVY entered into a definitive stock-for-stock exchange agreement with Strategic Alliance Group, Inc.
Pursuant to such acquisition agreement, IVY shareholders will acquire a controlling interest of approximately 85% in Strategic. Strategic will then be under new management that intends to change the company name to Strategic
Alliance Group, Inc.

There are five obligations binding both parties to the reverse merger. First, present Strategic shareholders must approve a 250 to 1 reverse stock split of Strategic common stock. Second, Strategic must satisfy all its liabilities. Third, IVY is committed to having assets, measured in accordance with generally accepted accounting principles, valued at a minimum of $5,000,000. Fourth, the closing of the reverse merger must take place on or before July 31, 1999, unless extended by the mutual consent of both parties. Fifth, the reverse merger is subject to satisfactory due diligence by both parties.

IVY's authorized capital consists of 20,000,000 shares of Common Stock, par value $.01 per share and 10,000,000 shares of Preferred Stock par value
$.01 per share. As of September 1, 1999, IVY has
1,000 shares of common stock issued and outstanding.

As Strategic has no permanent full time
employees, there is no problem of significant changes or reductions. No long term fixed contract exists with any temporary employment service.


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

(a)	Pending legal proceedings

On March 31, 2000, Strategic Alliance group,
Inc. had no pending legal proceedings against it and its management was not aware of any that were awaiting filing.

(b)	Pending governmental agency procedures

On March 31, 2000, Strategic Alliance Group, Inc.
had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

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

On August 10, 1999, the Registrant held
a special meeting of its Board of Directors.
In this meeting, the proxies that were solicited and received by August 9, 1999, were voted.
The matters presented to the Board of Directors were the following:

1.	To approve and adopt amended
and restated Articles of Incorporation of Strategic
Alliance Group, Inc. in the form attached to the
Proxy Statement dated July 9, 1999.
2.	To authorize and grant the Board
of Directors to approve and ratify the removal of
Article 9 of the original corporation (Bio-Analytic
Laboratories, Inc. a Florida corporation) amended
without stockholder approval in October, 1991,
through reverse acquisition of Strategic Alliance
Group, Inc.
3.	To approve and authorize the Board
of Directors, in its sole discretion, to proceed if it
is deemed necessary, with a reverse stock split
not to exceed I for 250 with cash in lieu of fractional
shares.
4.	To approve and grant the Board of
Directors the authority to increase the authorized
share capital to 100,000,000 shares, after the
reverse split. This also shall occur if the Board
of Directors shall deem it necessary.
5.	To approve and grant the Board
of Directors the authority to acquire Ivy
Entertainment.Com, Inc. a Florida corporation,
in consideration of 8,575,000 shares of Strategic
Alliance Group, Inc. new common stock for
100% of the capital stock of Ivy. The new Strategic
shares shall be restricted shares under SEC
Rule 144.
6.	To approve the change of name of
Eutro Group Holding, Inc. to Strategic Alliance Group,
Inc.

All the above were approved by the voting of proxies which were 64% in favor of adoption.

 Item 5.  Other Information.

On October 18, 1999, the State of Florida received and accepted Articles of Amendment to the Articles of Incorporation for Eutro Group
Holding, Inc. that changed its name to Strategic
Alliance Group, Inc. The document number of the corporation is G66158.

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

Richard Gladstone
Howard Helfant
Mark Colacurio.

The date of the Amendment's adoption is
November 11, 1999. It was adopted without shareholder action which is not required.


Item 6.  Exhibits and Reports on Form 8-K

Non-Applicable




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

638:    STRATEGIC ALLIANCE GROUP, INC.


641:    Name:  Mark Colacurcio
President