Form 10QSB
period 2000-06-30
STRATEGIC ALLIANCE GROUP INC
filed 2001-04-23
CIK 737455

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Check whither the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __.. No __..

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


   Accountants Report                                                I
   Balance Sheet

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

     Escrow

 	  TOTAL ASSETS                               $26,219


           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Preferred dividends                                        $102,942
Shareholders deficit:
   Common stock, $.10 par value,
    authorized 500,000,000 shares,
    356,249,977 issued and outstanding    $35,624,998
     Preferred stock, $.10 par value,
     authorized 5,000,000 shares
          428,928 issued and outstanding                42,893

     Additional paid-in capital                          (23,226,413)

     Accumulated deficit                                    (12,518,201)
Total shareholders' deficit                                $(76,723)

131:TOTAL LIABILITIES AND SHAREHOLDERS'DEFICIT    $26,219


             See accompanying notes to financial statements


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


          See accompanying notes to financial statements


	NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER  3O, 1999

Note 1: Organization, Business and Significant Accounting Policies Organization - Strategic Alliance Group, Inc. was incorporated under the laws of the State of Florida in September, 1991.
In that month, it completed a reverse acquisition of Bio Analytic Laboratories, Inc, which then became a wholly owned operating subsidiary of the Company. On May 6, 1998, the Company sold its Bio-Analytic Laboratories, Inc. subsidiary. Since May 6, 1998, the Company has not had an operating subsidiary.
Business Strategic Alliance Group, Inc. is a holding corporation. Its principal business is to own operating subsidiaries and assist these companies as well is other small and medium size companies with research, development, marketing and sales. Additionally, the Company will assist in the development of business plans and specializes in. financial public relations.
Computation of loss per share - Net loss per share is based upon the weighted average number of shares of Common
Stock and common equivalent shares consisting of options
(using the treasury stock method) outstanding for each of the periods presented. Common equivalents shares are not considered if the result would be anti-dilutive
Note 2: Going Concern Consideration - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern The
Company has a very laminated operating history, has a shareholder and walking capital deficiency of $76,723 and $102,723 respectively and had losses since inception.
The Company's lack of financial resources and liquidity at September 30, 1999 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising debt and equity funding to remain in existence as a going concern. Its continued existence is also dependent on equity funding. With respect to the Company's going concern considerations, on May I 7, 1999, negotiations were concluded by which Eutro Group Holding, Inc. would be acquired by Ivy Entertainment.Com. Inc. (by) in a reverse merger. As consideration for this reverse merger, the Company will issue and exchange 8,575,000 shares of its common stock, after it has undergone a 250 for 1 reverse split. These shares are to be issued to the sole shareholder of Ivy, Mr. Richard
Gladstone, in exchange for 1000 shares of common stock of Ivy, which is the total amount of common stock issued and outstanding. The shares of the Company's common stock received by Mr. Gladstone pursuant to the reverse acquisition agreement will be restricted stock as defined in Rule 144 of the Securities act. To effectuate the merger Ivy must represent to the Company that it has a minimum of $5,000,000 in tangible assets when the merger is completed.
On August 10, 1999 the shareholders of the Company approved the reverse merger of the Company and Ivy.
Note 3: Shareholder' Deficit - During the year ended
September 30, 1999 the Company issued 49,900,000 shares of common stock and received proceeds of $237,302.
In exchange for services from non-employees and in settlement of long-term liabilities the Company issued 205,556,937 shares of common stock.
Note 4:  Income Taxes  - Statement of Financial Accounting
Standards No. 109 (FAS 109), "Accounting for Income Taxes' is effective for financial statements issued for fiscal years beginning on or after December 15, 1992. Under FAS 109 deferred income taxes generally represent the future tax effect of existing differences between the book and tax bases of assets and liabilities, using the tax rates and laws existing as of the latest balance sheet date. The Company has not elected early adoption of this statement. The adoption of FAS 109 is not expected to have a material effect on the Company's financial position or results of due to the Company's NOL position and recent losses. The Company expects to record a deferred tax asset, which will be fully reserved through the recording of a 100% valuation allowance.



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

During the period covered by the financial statements and the next 12 months of this Plan, Strategic significantly changed the focus of its business activities from business and financial consulting to the sale of the company to a more financially secure organization that could make better use of its OTC Electronic Bulletin Board listing, in other words, to become the target of a reverse merger.

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

IVY intends to create an active trading market for its common stock by engaging in a reverse merger with a public shell. On May 17, 1999, IVY entered into a definitive stock-for-stock exchange agreement with Strategic Alliance Group, Inc. Pursuant to such acquisition agreement, IVY shareholders will acquire a controlling interest of approximately 85% in Strategic. Strategic will then be under new management that intends to change the company name to Strategic Alliance Group, Inc.

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

On June 30, 2000, Strategic Alliance group, Inc. had no pending legal proceedings against it and its management was not aware of any that were awaiting filing.

(b)	Pending governmental agency procedures

On June 30, 2000, Strategic Alliance Group, Inc. had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

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

 Item 5.  Other Information.

On May 9, 2000, Richard Gladstone and Howard Helfant submitted their resignations as directors and officers of Strategic Alliance Group, Inc. leaving Mark Colacurcio as the sole director and officer.


Item 6.  Exhibits and Reports on Form 8-K

Non-Applicable





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC ALLIANCE GROUP, INC.

By:  /s/   Mark Colacurcio
Name:  Mark Colacurcio
Title:     President