Form 10KSB
period 2000-09-30
STRATEGIC ALLIANCE GROUP INC
filed 2001-05-04
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549
                        Form 10-KSB
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE   ACT OF 1934
        For the Fiscal Year ended September 30, 2000
                             Or
  [   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
  For the transition period from __________ to ___________

             Commission file number:  000-13846

               STRATEGIC ALLIANCE GROUP, INC.
       (Name of Small Business Issuer in its charter)

            Florida                           75 14 33 000
  (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

  3551 S.W. Corporate Parkway
  Palm City, Florida                              34990
  (Address of principal executive offices)     (Zip Code)

                            (561) 283-4490
                       Issuer's telephone Number

  Securities registered under Section 12 (b) of the Exchange Act:
  Title of Each Class                   Name of Each Exchange
                                                         On Which registered
          None                                            None
  Securities registered under Section 12 (g) of the Exchange Act:

           COMMON STOCK, PAR VALUE  $.10 PER SHARE
                        (Title of Class)


  Check whether the issuer (1) filed all reports required to
  be filed by Section 13 or 15(d) of the   Exchange Act during
  the past 12 months (or for such period that the registrant
  was required to   file such reports), and (2) has been
  subject to such filing requirements for the past 90 days.
  [X]  YES       [  ]   NO

  Check if no disclosure of delinquent filers in response
  to Item 405 of Regulation S-B is contained   in this form,
  and no disclosure will be contained to the best of registrant's
  knowledge, in   definitive proxy or information statements
  incorporated by reference in Part III of this Form 10-KSB or
  any amendment to this Form 10-KSB.    [ X ]

  The issuer's revenue for the most recent fiscal year was   $0.00

  The aggregate market value of the voting stock held by
  non-affiliates computed by reference to   the price at
  which the stock was sold, or the average bid and asked
  price of such, as of a specified   date within the prior
  60 days was  $2,849,999 based on the average of the closing
  bid and asked   obtained from the OTC Bulletin Board on
  September 30, 2000.

  The number of shares outstanding of each of the Issuer's
  classes of common equity as of   September 30, 2000 was;

            Common Stock   356,249,977 shares
            Series A Preferred Stock   428,928 shares.

  Transitional Small Business Disclosure Format YES [    ]   NO  [X ]



  TABLE OF CONTENTS
  Item 1         - Description of Business
  Item 2         - Description of Property
  Item 3         - Legal Proceedings
  Item 4         - Submission of Matters to a Vote of Security Holders
  Item 5         - Market Price of and Dividends on the Registrant's
                   Common Equity and Related Stockholder Matters
  Item 5.1       - Description of Securities
  Item 6         - Management's Discussion and Analysis or Plan of
                   Operation
  Item 7         - Changes in and Disagreements with Accountants
  Item 8         - Financial Statements
  Item 9         - Directors and Executive Officers, Promoters
                   and Control Persons

  Item 10        - Executive Compensation
  Item 11   	 - Security Ownership of Certain Beneficial
                   Owners and Management
  Item 12        - Certain Relationships and Related Transactions

                          PART  I.
  Statements contained in this Form that are not historical facts
  are forward looking   statements as the term is defined in the
  Private Securities Litigation Reform Act of 1995.
  Such forward-looking statements are subject to risks and
  uncertainties, which could cause   actual results to differ
  materially from original estimates. Such risks and uncertainties are detailed in filings with the Securities And Exchange
  Commission, including without   limitation in Item 1
  "DESCRIPTION OF BUSINESS" and Item 6   MANAGEMENT
  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" below.

  ITEM  1  DESCRIPTION OF BUSINESS
  (a) Business Development
  The present Strategic Alliance Group, Inc. was originally
  incorporated under the laws of the   State of Florida on
  October 24, 1983, under the name Bio-Analytic Laboratories,
  Inc (Florida).   On October 25, 1983, this company merged
  with Bio-Analytic Laboratories, Inc., a Texas   corporation.
  The Texas corporation was the surviving company and the sole
  reason for the   merger was to effect a change in its state
  of domicile from the State of Texas to the State of   Florida.
  On October 25, 1983, the date of the merger, Bio-Analytic
  (Florida) had not issued any   of its common stock and the
  shareholders of Bio-Analytic (Texas) became the shareholders of Bio-Analytic (Florida) on a share for share basis.
  Eutro Group Holding, Inc. was incorporated under the laws of
  the State of Florida in September,   1991. In that month, it
  completed a reverse acquisition of Bio-Analytic Laboratories,
  Inc. Eutro   Group Holding, Inc. was the holding company and
  Bio-Analytic Laboratories, Inc. became its   only wholly owned
  operating subsidiary.
  On May 6,1998, Eutro Group Holding, Inc. sold its Bio-Analytic
  Laboratories, Inc. subsidiary to   Cypro Environmental Group,
  Inc., a privately held corporation incorporated under the laws
  of the   State of Florida. As consideration for this sale, Eutro
  received 500,000 shares of Cypro common   stock that it valued at
  $1,000,000.
  Since May 6, 1998, Eutro Group Holding, Inc. has not had an
  operating subsidiary.
  On May 17, 1999, negotiations were concluded by which Eutro
  Group Holding, Inc. would be   acquired by Ivy Entertainment.Com,
  Inc. in a reverse merger.  As consideration for this reverse merger, Eutro will issue and exchange 8,575,000 shares of its
  common stock , after it has   undergone a 250 for 1 reverse split.
  These shares are to be issued to the sole stockholder of Ivy,
Mr. Richard Gladstone, in exchange for 1000 shares of common
stock of Ivy Entertainment.Com,   Inc. which is the total amount of common
stock issued and outstanding.
  The shares of Eutro common stock to be received by Mr. Gladstone
pursuant to the reverse   acquisition agreement will be restricted stock as
defined in Rule 144 of the Securities Act.
   A vital clause in the acquisition agreement between Eutro and IVY
is that Mr. Richard   Gladstone, IVY's sole stockholder, guarantee that IVY
will have a minimum of $5,000,000 in   tangible assets when the merger
is completed.
  A meeting of the stockholders of Eutro Group Holding, Inc. was held
on August 10, 1999, in   which meeting, the shareholders of Eutro approved,
among other matters, the reverse merger of   Eutro and IVY by a vote of
15,672,577 For, 5,470,870 Against and 1,255,114 Abstaining.
  On October 18, 1999, amendments to the corporate charter were
filed with the Secretary of State   of Florida that changed the name of the
corporation to STRATEGIC ALLIANCE GROUP, INC.
  (b) Business Of Issuer
  Strategic Alliance Group, Inc. has offered consulting services to
its subsidiary company as well   as to a wide range of clients, from small
private companies to medium size public companies. It   assists
companies in bringing new products to market, provides sales and
marketing advice and   other general consulting services that are
particularly aimed at small to medium sized companies   that plan
on raising capital in public and private securities offerings.
  Strategic works with company management and assists
it in the development of the company   business plan, in adopting
a proper capital structure, developing a consistent corporate story
and   creating and implementing a stock option plan.
  Strategic is specialized in financial public relations. It advises
management in the proper way to   disseminate the corporate story to
the investing community thereby attracting the attention of
stock-buyers to its shares. If the client is a private company,
the focus is to get its story to the   consumer so that the company is known,
held in high esteem and its products preferred by the   consumer.
  Strategic's fee is usually divided into two parts. The first is a cash
payment to cover direct   expenses and the second is a block of the client's
common stock. If the client is not, and has no   intention of becoming a
public company, then Strategic's entire fee would be in cash. As a result of receiving compensation in this manner, Strategic stands to benefit from
any appreciation in the   price of its clients shares.
  Strategic's clients come to the company by personal referral.
It does not engage in extensive   advertising in either the financial or
the popular media.
  The competitive situation is quite intense as there are a host
of persons and companies who offer   similar services. These range
from corporate giants with offices in most of the developed and developing countries of the world, to the individual who may be
specialized in one particular   sector.
  Strategic does not hold itself out as being able to fulfill
any request made of it. In the event that a   particular client needs
expertise outside of that which Strategic can offer, then it can form a syndicate with other consulting companies or freelance specialists.
  The personnel situation is as follows. Being a holding company,
Strategic Alliance Group, Inc.   since its founding in 1991, has not had,
and to this day does not have, permanent employees. The   company affairs
are managed by an unsalaried Board of Directors. The day-to-day affairs are handled by Corporate Managers Inc. This company supplied executive,
managerial and clerical   assistance on a fee basis. At present, Strategic has
a contractual agreement with Mezzanine   Finance Fund, LLC. a Florida limited
liability company, to provide the personnel to manage   Strategic's affairs
until the completion of the merger of Strategic  and IVY.
  While it has been mentioned above, it is worth emphasizing that the current
business of   Strategic Alliance Group, Inc. is to place itself in a proper
posture to complete the reverse   acquisition by which it will become IVY
Entertainment.Com. and continue its existence as   a viable entity which is
something that it cannot do by continuing under its present modus operandi.

  ITEM  2  DESCRIPTION OF PROPERTY

  (a) Neither Strategic Alliance Group, Inc. nor Bio-Analytic Laboratories, Inc., its former subsidiary, have owned the offices and the production facilities they have occupied. Strategic's offices occupy rented space on the
second floor of a building at 1070 East Indiantown   Road, Suite 208, Jupiter,
Florida.
The area of these offices is 900 square feet and the annual   rental per
square foot is $12.00 per year plus a common area surcharge of $3.00.
This totals $15.00 per square foot per year.
The original lease had a life of three years and terminated on
March 31, 1999. It was renewed on a year to year basis and the first
termination is March 31,   2000.
  (b)Investing in real estate, or in mortgages, is not included
in the current business activities of   Eutro nor does the present
management have any plans to so include it.

  ITEM  3  LEGAL PROCEEDINGS
     (a)    Pending legal proceedings
  On September 30, 2000, Strategic Alliance Group, Inc. had no
pending legal proceedings against   it and its management was not
aware of any that were awaiting filing.
(b)    Pending governmental agency procedures
  On September 30, 2000, Strategic Alliance Group, Inc.
had no pending governmental
agency   procedures against it and its management was
not aware of any that were awaiting submission by any governmental agency.

  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                          PART II
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS
  (a)Market Information
     (1) The common stock of Strategic Alliance Group, Inc. is traded on the OTC Electronic Bulletin Board, under the symbol "STGE".
     (2) The range of the high and low bid for each quarter of the last two fiscal years follows.

  PERIOD           HIGH           LOW
                   BID            BID
  2000
  1st Qtr          0.017          0.006
  2nd Qtr          0.088          0.009
  3rd Qtr          0.054          0.014
  4th Qtr          0.013          0.004
  1999
  1ST Qtr          0.060          0.005
  2nd Qtr          0.024          0.010
  3rd Qtr          0.010          0.006
  4th Qtr          0.006          0.004

     (3)    The source of the high and low bid information submitted
above is the daily summary available by the OTC Electronic Bulletin Board.
     (4)    Strategic Alliance Group, Inc. common stock on September
30, 2000 was held by 7379 investors
  .
     (5)    The number of shareholders of Strategic Alliance Group, Inc
Series A September 30, 2000 was 68.
     (6) No cash or stock dividends have been declared on the Strategic Alliance common stock because of a paucity of earnings and a lack of cash with which dividends could have been paid.
     (7) The Strategic Alliance Group, Inc. Series A Preferred Stock is in payments in the amount of $102,942
     (8)    Strategic common stockholders did receive two distributions
 12, 1998, for each 1000 shares of common stock held, they received 2 shares of the common stock of Cypro Environmental common stock held,
they received 17 shares of Freedom Medical Group, Inc.


ITEM 5 - 1  DESCRIPTION OF SECURITIES
  Strategic Alliance Group, Inc. has two classes of capital stock outstanding
     (A)     Class A Preferred Stock
  On April 16, 1997, the Articles of Incorporation of Strategic Alliance Group,
Inc. were amended   to authorize the issuance of 5,000,000 shares of $.10
par value preferred stock (Class A).
  Strategic stockholders on June 30,1997, were offered the opportunity to
exchange not more than   80% of their common stock holdings for Class A
preferred stock. This offer was made to   stockholders of record on June 30,
1997.
The Class A Preferred Stock will not be sold or made available for purchase by the general public.Under the terms of the exchange offer, a common stockholder who tendered 50 shares of Strategic common stock received one share of Series A Preferred stock and 10 stock purchase warrants. Fractional shares were compensated to the stockholder at the rate of $.04 per common share.
  The dividends to be paid on the Series A Preferred Stock are $.16 per annum payable semi-annually in arrears on the last business day of January and July of each year.
  The preferences, restrictions and rights of the Class A Preferred Stock are as follows.
     (1)    The par value is $.10 per share
     (2)    The ascribed nominal value is $2.00 per share
     (3) Series A Preferred shareholders are entitled to receive dividends when declared by the Board of Directors, at the dividends are cumulative.
     (4) The Series A Preferred stock shall also participate parri-passu dividends paid to common shareholders.
     (5) No dividends may be paid on the common stock while arrears exist on the preferred stock.
     (6) In the event of a dissolution or liquidation of Strategic Alliance the Series A preferred stock are entitled to receive
 $.10 per preferred share together with
 such payment date,

common stockholders.
     (7) Series A Preferred Stock shall have no voting rights and no sinking fund provision.
     (8) After one year from date of issuance of Series A Preferred notice, Startegic may at any time call the ascribed nominal value of $2.00 per preferred share.
     (9) Each of the warrants attached to the Series A Preferred give their holder the right to purchase one share of Strategic Alliance Group, Inc. common  stock warrant and ends at 5:00PM on December 31, 2002, or at the same time on the first business  day thereafter.
     (J)    Common Stock
  On November 4, 1998, documents were filed with the Secretary of State of
Florida increasing the   authorized common stock of Strategic Alliance
Group, Inc. from 100,000,000 to its present   amount of 500,000,000 shares.
  The common stock has the right to receive the amount of dividends
declared from time to time by   the Board of Directors in accordance with, and
resulting from, the operating performance of the   company.
  Each common share is entitled to cast one vote in any matter legally presented to it.
  No preemptive rights are inherent in the common stock.
  No other material rights are contained other than the normal rights to a
proportionate distribution   of liquidating dividends after satisfaction of
any and all prior claimants.
  There is no provision in the charter or by-laws that would delay, defer or
prevent a change in   control of Strategic Alliance Group, Inc.
   C - Debt securities
  Strategic Alliance Group, Inc. has no debt securities outstanding and
has no plan or intention to   issue any such securities.
  D - Other securities to be offered
  At this time, and in this document, Strategic Alliance Group, Inc. is
registering no other   securities.
  ITEM 6  MANAGEMENT'S PLAN OF OPERATION
  The following description of the financial condition and results of
our operations should be read   in conjunction with our financial statements
and related notes appearing in Item 8 of this Form   10-KSB. Except for the
historical information contained herein, the discussion in this Form 10-KSB contains forward looking statements that involve risks, uncertainties and
assumptions such   as statements of our plans, objectives, expectations and
intentions. The cautionary statements   made in this Form 10-KSB should be
read as being applicable to all forward-looking statements   wherever
they appear in this document. The actual results, levels of activity, performance, achievements and prospects could differ materially from those discussed below.
Factors that could cause or contribute to such differences include those discussed elsewhere in this Form 10-KSB.
     (a)    Plan of operation
  It is highly unlikely that Strategic Alliance Group, Inc. can satisfy its
cash requirements for the   next 12 months without resorting to raising
additional funds. Strategic plans no product research and development for the term of the Plan.
  During the period covered by the financial statements and the next 12 months
of this Plan,   Strategic significantly changed the focus of its business
activities from business and financial consulting to the sale of the company to
a more financially secure organization   that could make better use of its OTC
Electronic Bulletin Board listing.
  After a prolonged search and discussions with several possible merger partners, Strategic management decided that the candidate offering the best
solution to its problems was the   company IVY Entertainment.Com, Inc. In-depth
discussion with Ivy management only reinforced Strategic's conviction that this course of action was in the best interest of its share holders.
  IVY Entairtainment.Com (IVY) was incorporated under Florida law on May 25, 1999.
It is a  development stage company that currently has no operations or business activities.
It intends to   expend its operations through acquisitions and by
entering into distribution and marketing   agreements with select companies
having particular focus on the entertainment, hospitality,   financial and
technology industries. IVY has entered into a letter of intent with Strategic Management Corp., a company that intends to be a one stop financial services firm catering to small business owners and individuals with a net worth of $500,000 or more. To enhance its entertainment division, IVY has entered into a
marketing agreement with Touch Entertainment,   Inc. to distribute its touch
screens to night clubs and eateries throughout the world. To enhance its technology division, IVY has entered into a distribution agreement with
Sense Technologies,   Inc. to distribute its biometric (fingerprint)
employee verification and authentication system and with
Global Communication Networks, Inc. to distribute its internet services and long distance telephone services.
The offices of IVY Entertainment.Com are located at 2505 Boca
Raton Boulevard, Suite 1, Boca   Raton , Florida, 33431. The telephone
is (561) 367 8565.
IVY intends to create an active trading market for its common stock by engaging in a reverse merger with a public shell. On May 17, IVY
entered into a definitive stock-for-stock exchange   agreement with Strategic
Alliance Group, Inc. Pursuant to such acquisition agreement, IVY shareholders will acquire a controlling interest of approximately 85% in
Strategic. Strategic will   then be  under new management.
  There are five obligations binding both parties to the reverse
merger. First, present Strategic   shareholders must approve a 250 to 1
reverse stock split of Strategic common stock. Second,   Strategic must
satisfy all its liabilities. Third, IVY is committed to having assets, measured in accordance with generally accepted accounting principles,
valued at a minimum of $5,000,000.   Fourth, the closing of the
reverse merger must take place on or before July 31, 1999, unless extended by the mutual consent of both parties.
Fifth, the reverse merger is subject to satisfactory   due
diligence by both parties.
  IVY's authorized capital consists of 20,000,000 shares of
Common Stock, par value $.01 per   share and 10,000,000
shares of Preferred Stock par value $.01 per share. As of September 1,
1999, IVY has 1,000 shares of common stock issued and outstanding.
  As Strategic has no permanent full time employees, there
is no problem of significant changes or   reductions. No long term fixed
contract exists with any temporary employment service.
  ITEM 7  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
  Prior to 1995, Strategic Alliance Group, Inc. was a reporting company. In the
second fiscal   quarter of  1995, it elected to become a non-reporting
company in order to issue shares of   common capital stock under
Regulation D-504. The accounting firm of Alliota & Fritsch, LLC, of 140 Intracoastal Pointe Drive, Suite 305, Jupiter, Florida 33477,
telephone (561) 747 1040, was retained as company auditors.
In 1996, on advice of counsel, Strategic's Board of Directors accepted
the resignations of Mr. J.   O'Keefe, CFO, and Ms. V. Lavache, Secretary/
Treasurer of the Corporation. The Board of   Directors also terminated the
relationship with the accounting firm named above. It was agreed that corporate accounting  would be performed by Ms. Donna Grooms who performed the duties of accountant and comptroller.
The present auditor of Strategic Alliance Group, Inc. is Mr. Aaron Stein,
CPA, of 534 Willow   Avenue, PO Box 315, Cedarhurst, New York 11516, telephone,
(516) 569 0520.
  Strategic Alliance Group, Inc. has not changed accountants during the
last two fiscal years, nor   has it had any disagreements with the accountants
on any matter of accounting principles or   practices, financial statement
disclosures, or auditing scope or procedures.


  ITEM  8  FINANCIAL STATEMENTS
  STRATEGIC ALLIANCE GROUP, INC.
  AUDITED FINANCIAL STATEMENTS


  Years ended September 30, 2000 and 1999
  STRATEGIC ALLIANCE GROUP, INC.

  Table of Contents

  Report of Independent Accountant
  Financial Statements
    Balance Sheet
    Statement of Operations
    Statement of Changes in Stockholders' Deficit
    Statement of Cash Flow
    Notes to Financial Statements

    Aaron Stein
  CERTIFIED PUBLIC ACCOUNT
  981 ALLEN LANE
  P.O. BOX 406
  WOODMERE, NY 11598
  516-569-0520

  To the Board of Directors and Shareholders'
       Strategic Alliance Group, Inc.

  I have audited the accompanying balance sheet of Strategic Alliance Group,
Inc. as of September 30, 2000,   and the related statement of operations,
changes in stockholders' deficit and cash flows for each year   September 30,
2000 and 1999.
These financial statements are the responsibility of the Company's
management.   My responsibility is to express an opinion on these financial statements based on my audit.
 I conducted my audit in accordance with generally accepted auditing
standards. Those standards require that   I plan and perform the audit to
obtain reasonable assurance about whether the financial statements are
free of   material misstatement. An audit also includes assessing the
accounting principles used and significant estimates   made by management,
as well as evaluating the overall financial statement presentation.
I believe that my audit   provides a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly,
in all material respects, the financial   position of Eutro Strategic Alliance
Group, Inc. as of September 30, 2000 and the results of its operations and its cash flows for the two years ended September 30, 2000 and
1999 in conformity with generally accepted   accounting principles.
 The accompanying financial statements have been prepared
assuming that the Company will continue as a   going concern. As
discussed in Note 2 to the financial statements, the Company, has a
very limited operating   history, has a shareholder and working capital
deficiency and has suffered recurring losses since inception. The
Company's lack of financial resources and liquidity as of September 30, 2000
raises substantial doubt about   its ability to continue as a going concern.
Management's plans in regard to these matters are described in Note   2.
The financial statements do not include any adjustments that might result from
the outcome of this   uncertainty.

  Aaron Stein
  Woodmere, New York
  March 5, 2001

  STRATEGIC ALLIANCE GROUP, INC.
  BALANCE SHEET
  SEPTEMBER 30, 2000



  ASSETS

  CURRENT ASSETS
      Cash and cash equivalents      $             219



                                     $             219

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
      Preferred dividends            $         102,942


  STOCKHOLDERS' DEFICIT
      Common stock, $.10 par value,
      authorized 500,000,000 shares,
      356,249,977 issued and outstanding    35,624,998

      Preferred stock, $.10 par value,
      authorized 5,000,000 shares
      428,928 issued and outstanding            42,893

  Additional paid-in capital               (23,226,413)

  Accumulated deficit                      (12,544,201)

                                   $          (102,723)

                                   $               219





  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF OPERATIONS

                                          Years ended September 30,
                                             2000        1999

  REVENUE                 $                -               $          -


  GENERAL AND ADMINISTRATIVE EXPENSES         -         764,306

  OPERATING LOSS                              -        (764,306)

  OTHER INCOME (EXPENSES)
   Gain on sale of fixed assets               -           2,544
   Interest expense                           -            (679)

             Total                            -           1,865

             LOSS BEFORE PROVISION FOR
             INCOME TAXES                     -        (762,441)

  INCOME TAXES                                -             -

  NET LOSS                               $    -      $ (762,441)

  LOSS PER SHARE
   Basic                                  nil          $(0.0030)

  AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
   Basic                               356,249,977   223,867,264

  See accompanying notes to financial statements



STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Balance, 9/30/98:
  Preferred Stock - Shares:  428,928
  Preferred Stock - Amount:  $42,893
  Common Stock - Shares:  100,793,040
  Additional Paid-In Capital:  $(872,551)
  Accumulated Deficit:  $(11,781,760)
                                                    Total:  $ (2,532,114)

Issuance of Common Stock:
  Preferred Stock - Shares:  0
  Preferred Stock - Amount:  0
  Common Stock - Shares:  49,900,000
  Common Stock - Amount:  $4,990,000
  Additional Paid-In Capital:  $(4,729,009)
  Accumulated Deficit:  0
                                                   Total:  $    260,991

Issuance of Common Stock for
Services Rendered and Settlement
of other Long-Term Liabilities:
  Preferred Stock - Shares:  0
  Preferred Stock - Amount:  0
  Common Stock - Shares:  205,556,937
  Common Stock - Amount:  $20,555,694
  Additional Paid-In Capital:  $(17,590,539)
  Accumulated Deficit:  0
                                                  Total:  $ 2,965,155

Cash Dividend Declared:
  Preferred Stock - Shares:  0
  Preferred Stock - Amount:  0
  Common Stock - Shares:  0
  Common Stock - Amount:  0
  Additional Paid-In Capital:  0
  Accumulated Deficit:  $(34,314)
                                                       Total:   $  (34,314)

Net Loss:
  Preferred Stock - Shares:  0
  Preferred Stock - Amount:  0
  Common Stock - Shares:  0
  Common Stock - Amount:  0
  Additional Paid-In Capital:  0
  Accumulated Deficit:  $(762,441)
                                                            Total:  $ (762,441)

Balance, 9/30/99:
  Preferred Stock - Shares:  428,928
  Preferred Stock - Amount:  $42,893
  Common Stock - Shares:  356,249,977
  Common Stock - Amount:  $35,624,998
  Additional Paid-In Capital:  $(23,192,099)
  Accumulated Deficit:  $(12,578,515)
                                                          Total:  $  (102,723)

Net Loss:
  Preferred Stock - Shares:  0
  Preferred Stock - Amount:  0
  Common Stock - Shares:  0
  Common Stock - Amount:  0
  Additional Paid-In Capital:  0
  Accumulated Deficit:  0
                                                                      Total: 0

Balance, 9/30/00:
  Preferred Stock - Shares:  428,928
  Preferred Stock - Amount:  $42,893
  Common Stock - Shares:  356,249,977
  Common Stock - Amount:  $35,624,998
  Additional Paid-In Capital:  $(23,192,099)
  Accumulated Deficit:  $(12,578,515)
                                                          Total:  $  (102,723)

  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CASH FLOWS
                                           Years ended September 30,
                                               2000         1999

  CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                             $    -     $  (762,441)

       Adjustments to reconcile net loss to
            net cash used by operating activities:
                 Gain on sale of fixed assets    -          (2,544)
                 Issuance of common stock for
                 services rendered and other
                 long-term liabilities           -       2,954,530

            Changes in operating assets and
            liabilities:
                 Accounts payable and accrued
                 expenses                        -        (129,581)
                 Preferred dividends             -          34,314
                 Other long term-liabilities     -      (2,342,131)

                      Net cash used in operating
                      activities                 -        (247,853)

  CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of furniture and
       equipment                                 -          10,770

  CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from sale of common stock        -         237,302


            NET INCREASE IN CASH AND CASH
            EQUIVALENTS                          -             219

  CASH AND CASH EQUIVALENTS, Beginning          219              0

  CASH AND CASH EQUIVALENTS, Ending         $   219       $    219

  See accompanying notes to financial statements



               STRATEGIC ALLIANCE GROUP, INC.
  NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2000
  Note 1: Organization, Business and Significant Accounting Policies

        Organization:

Strategic Alliance Group, Inc. (the Company) was originally incorporated in Florida as Eutro Group Holding, Inc. in September 1991. On
October 18, 1999 the Company filed its Articles of Amendment to its Articles of Incorporation thereby changing its name to Strategic Alliance Group, Inc. In September 1991 the completed a reverse acquisition of Bio-Analytic Laboratories, Inc., which then became a wholly owned operating subsidiary of the
Company. On May 6, 1998, the Company sold its Bio-Analytic
Laboratories, Inc.
subsidiary. Since May 6, 1998, the Company has not had an operating subsidiary.
 Business:
 Strategic Alliance Group, Inc. is a holding corporation. Its principal business is to own operating subsidiaries and assist these companies as well as other small and medium size companies with research, development, marketing and sales. Additionally, the Company will assist in the development of business plans and specializes in financial public relations.

 Significant accounting policies:
 Use of Estimates in Financial Statements   Management uses estimates
and assumptions in  preparing these financial statements in accordance with
generally accepted accounting principles.    Those estimates and assumptions
affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary  from the estimates that were used.
 Cash and Cash Equivalents   For purposes of reporting cash flows,
 accounts, which are not subject to
withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.
 Income Taxes - Statement of Financial Accounting Standards No. 109
(FAS 109),    "Accounting for Income Taxes" is effective for financial
statements years beginning on or after December 15, 1992. Under FAS 109, taxes generally represent the future tax effect of existing differences book and tax bases of assets and liabilities, using the tax rates and of the latest balance sheet date.


 The Company has not elected early adoption of this statement.
The adoption of FAS 109 is not expected to have a material effect on the Company's results of operations due to the Company's NOL position
Company expects to record a deferred tax asset that recording of a 100% valuation allowance.

Earnings per Common Share - Basic loss per common share is computed using the weighted average number of common shares outstanding during the year.

  Note 2: Going Concern Consideration
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a very limited operating history, has a shareholder and working capital deficiency and has had losses since inception. The Company's lack of financial resources and liquidity at September 30, 2000 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising debt and equity funding to remain in existence as a going concern.
Its continued existence is also dependent on equity funding.

With respect to the Company's going concern considerations, on May 17, 1999, negotiations were concluded by which Strategic Alliance, Inc. would be acquired by Ivy Entertainment.Com
(Ivy) in a reverse merger.


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

 To effectuate the merger Ivy must represent to the Company that it has a minimum of $5,000,000 in tangible assets when the merger is completed.
On August 10, 1999 the shareholders of the Company approved of the Company and Ivy.
On February 9, 2001 Mr. Gladstone was notified that the Company 10.1(b) Termination of the Agreement with Ivy due to Ivy's certain key provisions of the Agreement.
The Company will continue to actively search for other suitable to effectuate a merger with.

Note 3: Shareholders' Deficit
During the year ended September 30, 1999 the Company of common stock and received proceeds of $237,302.
In exchange for services from non-employees and in settlement of long-term liabilities the Company issued 205,556,937 shares of common stock.



                          Part III
  ITEM  9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS;  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
  DIRECTORS AND EXECUTIVE OFFICERS

  The Board of Directors of Eutro Group Holding, Inc.,
  their names listed immediately below, filed
  Officer/Director resignation papers with the Florida
  Secretary of State on November 12, 1999.
                                                Date of   Term
  Name                     Age     Position     Election  Expires
  Floyd D. Wilkenson, Sr.  76  Chairman & CEO  Sept.1991  Sept.2000
  Mack L. Hunter           67  Director        May 1998   May 2001
  William E. Burckart      47  Director        May 1998   May 2001
  Daniel Birbilis          68  Director        Sept.1991  Sept. 2000
  Bradley D. Wilkenson     42  Dir/Sec/Treas.  May 1998   May 2001

  They were replaced by a three person Board of Directors made up
  of the following three   directors.

  Mark Colacurcio          34  President       Nov. 1999  Nov. 2002
  Richard Gladstone        45  Dir/Sec/Treas.  Nov. 1999  Nov. 2002
  Howard Helfant           45  Director & V.P. Nov. 1999  Nov. 2002

  On May 9, 2000 Officer/Director Resignation documents were filed
  with the Florida Secretary of   State resigning Richard Gladstone and Howard
Helfant from positions as officers and directors   of Strategic Alliance
Group, Inc. These filings left Mark Colarcurcio as the sole director, president and secretary of the corporation.

  SIGNIFICANT EMPLOYEES
  Strategic Alliance Group Inc.'s sole person responsible for executive
management is Mark   Colarcurcio

  FAMILY RELATIONSHIPS
  No family relationships between any directors or executive officers
of the company exist, either   by blood or by marriage.

  DIRECTORSHIPS OF OTHER REPORTING COMPANIES
  None of the officers and directors of Strategic Alliance Group, Inc. hold
directorships in other   reporting companies.

  PROMOTERS AND CONTROL PERSONS
  There are no promoters actively involved with Strategic Alliance Group, Inc. at this time.

  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
  Except as set forth below, during the past five years,
  no director, person nominated to become a   director,
  executive officer, promoter or control person of Strategic
  Alliance Group, Inc.:
     (1)    was a general partner or executive officer of any
            business against which any bankruptcy petition
            was filed, either at the time of the bankruptcy or
            two years prior to that time;
     (2)    was convicted in a criminal proceeding or named
            subject to a pending criminal proceeding (excluding
    traffic violations and other minor offenses);
     (3) was subject to any order, judgement or decree, not subsequently vacated, of any court of competent jurisdiction, barring, suspending or otherwise
limiting his involvement in any type of business, securities   or banking
activities; or
(4) was found by a court of competent jurisdiction (in a civil action) the Futures Trading Commission, to have violated a federal law, and the judgement has not been reversed, suspended or vacated.

  ITEM 10  EXECUTIVE COMPENSATION
  Executive compensation
  The only executive was the President and Chief Executive Officer, Mark Colarcurcio. He received no compensation for the services he rendered either in cash or in stock or in any other form of direct compensation or perquisites of any kind.
  Director Compensation

  The directors of Strategic Alliance Group, Inc. receive no direct
  monetary compensation. Upon   election to the Board of Directors,
  they do however receive 100,000 shares of Strategic common   stock.
  This stock is investment stock under Rule 144. The directors receive no other compensation either in stock or in cash or in options or
  in stock appreciation rights or perquisites   of any kind.

  ITEM 11  SECURITY OWNNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

     (a)    Security ownership of certain beneficial owners.
  As of the date of submission of this Form 10-KSB there is no
  person (including any   "group")known to Strategic Alliance Group,
  Inc. to be the beneficial owner of more than five   percent of
  Strategic's voting securities. This will change upon completion
  of the reverse merger   with IVY Entertainment.Com, Inc. when it
  becomes the owner of 85% of the issued and   outstanding stock.
     (b)    Security ownership of management

  Title of class    Name and address     Amount and nature    Percent
                    Of beneficial owner  of beneficial        of class
                                         ownership

  Common Stock      Mark Colacurcio      2,000,000 shares     .56%
                    2505 NW Boca Raton Blvd.
                    Ste One
                    Boca Raton, FL 33431

     (c)    Changes in control
  There are no internal arrangements either by agreement or in the
  by-laws of Strategic Alliance   Group, Inc. that would inhibit or
  prohibit a change in control of the Company.
  There will be a change in control of Strategic when the reverse
  merger with IVY   Entertainment.Com, Inc. is consummated and
  control passes to the new owners. There are no   other
  possibilities that would result in a change in control.

  ITEM  12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     (a)    Transactions with management and others.
  Floyd D. Wilkenson, Sr. former Chairman of the Board of Directors
  and Chief Executive Officer   advanced Strategic Alliance Group,
  Inc. at various times from September, 1991, until April 30,1999, funds totaling $879,000.
  To comply with the contract for the reverse merger which states
  that all liabilities must be either   eliminated or satisfied,
  Mr. Wilkenson, Sr. agreed to settle the debt by accepting
  30,000,000   shares of Strategic common stock valued at $.02
  per share for a total of $600,000. This is   restricted investment
  stock issued under Rule 144 and eliminates the liability to him on Strategic's books of account.
  On advice of counsel and the Company CPA, Mr. Aaron Stein, Mr.
  Wilkenson, Sr. agreed to   discount his advances to Strategic
  to the amount of $600,000 instead of the full face value of the loans due to some advances that could not be documented that Mr.
  Wilkenson, Sr. had made for   the benefit of Strategic Alliance
  Group, Inc.
  Certain loans had been made to Strategic Alliance Group, Inc.,
  as shown in the financial   statements, from Mr. Van Shelly in
  the amount of $100,000 plus interest. Mr. Shelly is a
  stockholder and is not related to any person active in Eutro
  management. Another loan was made   to Eutro by Dr. William
  Barry, a former director for $200,000 plus interest. Both these
  loans   were settled by the issuance of Strategic common stock
  basis $.02 per share and releases were   signed by both parties.
  The details are as follows. Mr. Shelly settled for an amount
  totaling   $112,000 at $.02 per share of common stock. Mr. Barry
  settled for 10,000,000 shares of Rule 144   restricted common
  stock valued at $.02 per share.
  Certain items and obligations of Strategic totaling $46, 638
  were assumed and paid by another   company, Mezzanine Finance
  Fund, LLC., a Florida entity, which also purchased certain tangible assets of Strategic with payment in the amount of $10,770.
  Strategic was obligated to a three year lease for the office space
  it occupied on Indiantown Rd. in   Jupiter, Florida. Mezzanine
  Finance Fund, LLC assumed the lease and settled with the landlord and signed a release for any obligation that Eutro had to Mezzanine. Strategic stopped operating as a holding company in April,1999.
     (b)    Parents of the registrant.   Strategic Alliance Group,
  Inc. has no parent company,      corporation or other entity
  of any kind.
     (c)    Transactions with promoters. - During the past five
  years Strategic Alliance Group, Inc. has      had no
  transactions of any kind with promoters and no compensation of
  any kind, in either      cash or securities has been paid to
  any promoters.

  ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K
  None

  SIGNATURES
  In accordance with Section 13 or 15(d) of the securities Exchange
  Act of 1934, the registrant has   caused this report to be signed
  on its behalf by the undersigned, thereunto duly authorized.

  Startegic Alliance Group, Inc.
  By / s /  Mark Colacurcio
  --------------------------------
  Mark Colacurcio
  Sole Director and Officer
  Date September 30, 2000.