Form 10QSB
period 2000-12-31
STRATEGIC ALLIANCE GROUP INC
filed 2001-05-10
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549
                        Form 10-QSB
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2000
  [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT

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

                       (561) 283-4490
                 (Issuers telephone number)

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

  Check whither the registrant filed all documents and reports
required to be filed by Section   12, 13, or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .. No ..

           APPLICABLE ONLY TO CORPORATE ISSUERS.
  State the number of shares outstanding of each of the issuer's
classes of common equity, as   of the latest practicable date:
As of March 31, 2000,

         Common capital stock - 356,249,977 shares
        Series A. Preferred Stock -  428,250 shares

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



  LOSS PER SHARE
   Basic                        nil       $     (0.0030)

  AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
   Basic                     356,249,977    223,867,264



  See accompanying notes to financial statements




STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

  Balance, 9/30/98
      Preferred Stock   Shares:    428,928
      Preferred Stock   Amount:    $42,893
      Common Stock   Shares:       100,793,040
      Common Stock   Amount:       $10,079,304
      Additional Paid-In Capital:  $(872,551)
      Accumulated Deficit:         $(11,781,706)
      Total:                       $(2,532,114)

  Issuance of Common Stock
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       49,900,000
      Common Stock   Amount:       $4,990,000
      Additional Paid-In Capital:  $(4,729,009)
      Accumulated Deficit:         0
      Total:                       $260,991

  Issuance of Common Stock for
  Services Rendered and Settlement
  of other Long-Term Liabilities
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       205,556,937
      Common Stock   Amount:       $20,555,694
      Additional Paid-In Capital:  $(17,590,539)
      Accumulated Deficit:         0
      Total:                       $2,965,155

  Cash Dividend Declared
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       0
      Common Stock   Amount:       0
      Additional Paid-In Capital:  0
      Accumulated Deficit:         $(34,314)
      Total:                       $(34,314)

  Net Loss
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       0
      Common Stock   Amount:       0
      Additional Paid-In Capital:  0
      Accumulated Deficit:         $(762,441)
      Total:                       $(762,441)

  Balance, 9/30/99
      Preferred Stock   Shares:    428,928
      Preferred Stock   Amount:    $42,893
      Common Stock   Shares:       356,249,977
      Common Stock   Amount:       $35,624,998
      Additional Paid-In Capital:  $(23,192,099)
      Accumulated Deficit:         $(12,578,515)
      Total:                       $(102,723)

  Net Loss
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       0
      Common Stock   Amount:       0
      Additional Paid-In Capital:  0
      Accumulated Deficit:         0
      Total:                       0

  Balance, 9/30/00
      Preferred Stock   Shares:    428,928
      Preferred Stock   Amount:    $42,893
      Common Stock   Shares:       356,249,977
      Common Stock   Amount:       $35,624,998
      Additional Paid-In Capital:  $(23,192,099)
      Accumulated Deficit:         $(12,578,515)
      Total:                       $(102,723)
290:
291:
292:
  See accompanying notes to financial statements


296:
  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CASH FLOWS

                               Years ended September 30,
                                   2000          1999

  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                 $     -       $  (762,441)

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets           -           (2,544)

            Issuance of common
               stock for services rendered
               and other long-term
                liabilities           -        2,954,530

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses       -         (129,581)

            Preferred dividends       -           34,314
            Other long term-liab      -       (2,342,131)
            Net cash used in operating
                          activities  -         (247,853)

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment            -          10,770

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of
          common stock                 -         237,302

  NET INCREASE IN CASH AND CASH
  EQUIVALENTS                          -             219
343:
  CASH AND CASH EQUIVALENTS,
  Beginning                          219               0

  CASH AND CASH EQUIVALENTS,
  Ending                        $    219      $      219





  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2000

  Note 1: Organization, Business and Significant Accounting
          Policies Organization

       Strategic Alliance Group, Inc. (the Company) was originally incorporated in Florida as Eutro
       Group Holding, Inc. in September 1991. On
       October 18, 1999 the Company filed its Articles of Amendment to its Articles of Incorporation thereby changing its name to Strategic Alliance Group, Inc.
       In September 1991 the Company completed a reverse acquisition of Bio-Analytic Laboratories, Inc., which then became a wholly owned operating subsidiary of the Company. On May 6, 1998, the Company sold its Bio-Analytic Laboratories, Inc. subsidiary. Since
       May 6, 1998, the Company has not had an operating subsidiary.
       Business
       Strategic Alliance Group, Inc. is a holding corporation. Its principal business is to own operating subsidiaries and assist these companies as well as other small and medium size companies with research, development, marketing and sales. Additionally, the Company will assist in the development of business plans and specializes in financial public relations.

  Significant accounting policies
       Use of Estimates in Financial Statements Management
       uses estimates and assumptions in preparing these
       financial statements in accordance with generally
       accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses.
       Actual results could vary from the estimates that were used.
       Cash and Cash Equivalents   For purposes of reporting
       cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.
       Income Taxes - Statement of Financial Accounting
       Standards No. 109 (FAS 109), "Accounting for Income
       Taxes" is effective for financial statements issued for fiscal years beginning on or after December 15, 1992. Under FAS 109, deferred income taxes generally represent the future tax effect of existing differences between the book and tax bases of assets and liabilities, using the tax rates and laws existing as of the latest balance sheet date.

  STRATEGIC ALLIANCE GROUP, INC.
  NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2000

       The Company has not elected early adoption of this statement. The adoption of FAS 109 is not expected to have a material effect on the Company's financial position or results of operations due to the Company's NOL position and recent losses.
       The Company expects to record a deferred tax asset that will be fully reserved through the recording of a 100% valuation allowance.
       Earnings per Common Share - Basic loss per common share is computed using the weighted average number of common shares outstanding during the year.

  Note 2: Going Concern Consideration
       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a very limited operating history, has a shareholder and working capital deficiency and has had losses since inception. The Company's lack of financial resources and liquidity at September 30, 2000 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising debt and equity funding to remain in existence as a going concern. Its continued existence is also dependent on equity funding.
       With respect to the Company's going concern considerations, on May 17, 1999, negotiations were concluded by which Strategic Alliance Group, Inc.
       would be acquired by Ivy Entertainment.Com, Inc. (Ivy) in a reverse merger.
       As consideration for this reverse merger, the Company will issue and exchange 8,575,000 shares of its common stock, after it has undergone a 250 for 1 reverse split. These shares are to be issued to the sole shareholder of Ivy, Mr. Richard Gladstone, in exchange for 1000 shares of common stock of Ivy, which is the total amount of common stock issued and outstanding.
       The shares of the Company's common stock received by Mr. Gladstone pursuant to the reverse acquisition agreement will be restricted stock as defined in Rule
       144 of the Securities act.
       To effectuate the merger Ivy must represent to the Company that it has a minimum of $5,000,000 in tangible assets when the merger is completed.
       On August 10, 1999 the shareholders of the Company approved the reverse merger of the Company and Ivy.

  STRATEGIC ALLIANCE GROUP, INC.
  NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2000

       On February 9, 2001 Mr. Gladstone was notified that the Company invoked Article 10.1(b) Termination of the Agreement with Ivy due to Ivy's inability to comply with certain key provisions of the Agreement.
       The Company will continue to actively search for other suitable operating companies to effectuate a merger with.
  Note 3: Shareholders' Deficit
       During the year ended September 30, 1999 the Company issued 49,900,000 shares of common stock and received proceeds of $237,302.
       In exchange for services from non-employees and in settlement of long-term liabilities the Company issued 205,556,937 shares of common stock.

  Item 2.  Management's Discussion and Analysis or
  Plan of Operation.
  The following should be read in conjunction with the
  financial statements and notes thereto   appearing in Item
  1 of this form. As shown in the Financial Statements, there
  is substantial   doubt about Strategic Alliance Group, Inc.'s
  ability to continue as a going concern due to its ongoing
  illiquidity.
  It is highly unlikely that Strategic Alliance Group, Inc.
  can satisfy its cash requirements for   the next 12 months
  without resorting to raising additional funds through the sale of common stock or effecting a reverse merger.
  Strategic Alliance Group, Inc. plans no product
  research and development.
  During the period covered by the financial statements
  and the next 12 months of this   Plan, Strategic
  significantly changed the focus of its business activities
  from business   and financial consulting to the sale of the
  company to a more financially secure   organization that
  could make better use of its OTC Electronic Bulletin Board
  listing, in   other words, to become the target of a reverse
  merger.
  After a prolonged search and discussions with several possible
  merger partners,   Strategic management decided that the
  candidate offering the best solution to its   problems was
  the company IVY Entertainment.Com, Inc. In-depth discussion with Ivy management reinforced Strategic's conviction that
  this course of action was in the best   interest of its share
  holders.
  IVY Entairtainment.Com (IVY) was incorporated under Florida law on May 25, 1999. It is a development stage company that currently has no operations or business activities.
  It intends to expend its operations through acquisitions
  and by entering into distribution and marketing agreements with select companies having particular focus on the
  entertainment, hospitality,   financial and technology
  industries. IVY has entered into a letter of intent with Strategic Management Corp., a company that intends to be a one stop financial services firm catering to small business owners and individuals with a net worth of $500,000 or more.
  To enhance   its entertainment division, IVY has entered into
  a marketing agreement with Touch   Entertainment, Inc. to
  distribute its touch screens to night clubs and eateries
  throughout the   world. To enhance its technology division,
  IVY has entered into a distribution agreement   with Sense
  Technologies, Inc. to distribute its biometric (fingerprint)
  employee verification   and authentication system and with
  Global Communication Networks, Inc. to distribute its
  internet services and long distance telephone services.
  The offices of IVY Entertainment.Com are located at 2505
  Boca Raton Boulevard, Suite 1,   Boca Raton , Florida,
  33431. The telephone number is (561) 367 8565.
  IVY intends to create an active trading market for its
  common stock by engaging in a reverse   merger with a
  public shell. On May 17, 1999, IVY entered into a
  definitive stock-for-stock   exchange agreement
  with Strategic Alliance Group, Inc. Pursuant to such acquisition agreement; IVY shareholders will acquire a controlling interest of approximately 85% in Strategic.
  There are five obligations binding both parties to the
  reverse merger. First, present Strategic   shareholders
  must approve a 250 to 1 reverse stock split of Strategic
  common stock. Second,   Strategic must satisfy all its
  liabilities. Third, IVY is committed to having assets, measured in accordance with generally accepted accounting
  principles, valued at a minimum of   $5,000,000. Fourth, the
  closing of the reverse merger must take place on or before July 31, 1999, unless extended by the mutual consent of both parties. Fifth, the reverse merger is subject to satisfactory due diligence by both parties.
  IVY's authorized capital consists of 20,000,000
  shares of Common Stock, par value $.01 per share and 10,000,000 shares of Preferred Stock par value $.01 per share. As of September 1, 1999, IVY has 1,000 shares
  of common stock issued and outstanding.
  Strategic has no permanent full time employees, there is
  no problem of significant changes or   reductions. No long
  term fixed contract exists with any temporary employment
  service.
                PART II   OTHER INFORMATION
  Item 1.  Legal Proceedings
     (a)    Pending legal proceedings
  On December 31, 2000, Strategic Alliance Group, Inc. had
  no pending legal proceedings   against it and its management
  was not aware of any that were awaiting filing.
     (b)    Pending governmental agency procedures
  On December 31, 2000, Strategic Alliance Group, Inc. had no
  pending governmental agency   procedures against it and its
  management was not aware of any that were awaiting
  submission by any governmental agency.
  Item 2.  Changes in Securities
     (a)    There have been no modifications in the
            instruments defining the rights of the
            holders of any class of registered securities.
     (b) There has been no material limitation or qualification of the rights evidenced by any class of registered securities by the
            issuance or modification of any other class of
            securities.
  There are no legal restrictions on working capital or limitations upon the payment of dividends. The only restricting factors in either of these two items are a paucity of earnings.
  Item 3.  Defaults Upon Senior Securities.
  As indicated in Form 10-SB previously filed, the
  registrant is in default on the dividend payment on
  its Series A Preferred Stock. The amount of arrears is indicated in the financial statements contained in Part
  I of this report.
  Item 4.  Submission of Matters to a Vote of Security
  Holders.
  There has been no submission of any matter to a vote
  of security holders during the period   covered by
  this report, through the solicitation of proxies or otherwise.
  On August 10, 1999, the Registrant held a special meeting of its Board of Directors. In this meeting, the proxies that were solicited and received by August 9, 1999, were voted. The matters presented to the Board of Directors were the following:
     1.     To approve and adopt amended and restated
            Articles of Incorporation of Strategic
            Alliance Group, Inc. in the form attached to the Proxy Statement dated July 9, 1999.
     2. To authorize and grant the Board of Directors to approve and ratify the removal of
            Article 9 of the original corporation
            (Bio-Analytic Laboratories, Inc. a Florida corporation) amended without stockholder approval in October, 1991, through reverse acquisition of Strategic Alliance Group, Inc.
     3.     To approve and authorize the Board of
            Directors, in its sole discretion, to proceed if it is deemed necessary, with a reverse stock split not to exceed I for 250 with cash in lieu of fractional shares.
     4. To approve and grant the Board of Directors the authority to increase the authorized share capital to 100,000,000 shares, after the reverse split. This also shall occur if the Board of Directors shall deem it necessary.
     5. To approve and grant the Board of Directors the authority to acquire Ivy Entertainment.Com, Inc. a Florida corporation, in consideration of 8,575,000 shares of Strategic Alliance Group,
            Inc. new common stock for 100% of the capital stock of Ivy. The new Strategic shares shall be restricted shares under SEC Rule 144.
     6.     To approve the change of name of Eutro
            Group Holding, Inc. to Strategic Alliance Group,
            Inc.
   All the above were approved by the voting of proxies that were 64% in favor of adoption.
   Item 5.  Other Information.
    On May 9, 2000, Richard Gladstone and Howard
    Helfant submitted their resignations as
    directors and officers of Strategic Alliance
    Group, Inc. leaving Mark Colacurcio as the sole director and officer.


                                SIGNATURES
  In accordance with the requirements of the Exchange
  Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  STRATEGIC ALLIANCE GROUP, INC.
  By:    Mark Colacurcio
	________________

  Name:   Mark Colacurcio
  Title: Sole Director and President