Form 10QSB
period 2001-03-31
STRATEGIC ALLIANCE GROUP INC
filed 2001-05-17
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be
filed by Section 13 or 15(d) of   the Exchange Act during the
past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the   past 90 days.
Yes [X] No [  ]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

  Check whether the registrant filed all documents and reports
required to be filed by Section   12, 13, or 15(d) of
the Exchange Act after the distribution of securities
under a plan   confirmed by a court.  Yes ..  No ..

           APPLICABLE ONLY TO CORPORATE ISSUERS.

  State the number of shares outstanding of each of the issuer's
classes of common equity, as   of the latest practicable date:
As of March 31, 2000,

         Common capital stock - 356,249,977 shares
        Series A. Preferred Stock -  428,250 shares

  Transitional Small Business Disclosure Format (Check One)
      Yes [  ]  No [X]



                          TABLE OF CONTENTS

  PART I   FINANCIAL INFORMATION
  Item 1    Financial Statement
  Item 2    Management's Discussion and Analysis or Plan of Operation

  PART II   OTHER INFORMATION
  Item 1    Legal Proceedings
  Item 2    Changes in Securities
  Item 3    Defaults Upon Senior Securities
  Item 4    Submission of Matters to a Vote of Security Holders
  Item 5    Other Information




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
  STATEMENT OF OPERATIONS
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



  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

  Balance, 9/30/98
      Preferred Stock   Shares:    428,928
      Preferred Stock   Amount:    $42,893
      Common Stock   Shares:       100,793,040
      Common Stock   Amount:       $10,079,304
      Additional Paid-In Capital:  $(872,551)
      Accumulated Deficit:         $(11,781,706)
        Total:    $(2,532,114)


  Issuance of Common Stock
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       49,900,000
      Common Stock   Amount:       $4,990,000
      Additional Paid-In Capital:  $(4,729,009)
      Accumulated Deficit:         0
        Total:    $260,991

  Issuance of Common Stock for
  Services Rendered and Settlement
  of other Long-Term Liabilities
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       205,556,937
      Common Stock   Amount:       $20,555,694
      Additional Paid-In Capital:  $(17,590,539)
      Accumulated Deficit:         0
        Total:    $2,965,155

  Cash Dividend Declared
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       0
      Common Stock   Amount:       0
      Additional Paid-In Capital:  0
      Accumulated Deficit:         $(34,314)
        Total:    $(34,314)

  Net Loss
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       0
      Common Stock   Amount:       0
      Additional Paid-In Capital:  0
      Accumulated Deficit:         $(762,441)
        Total:    $(762,441)

  Balance, 9/30/99
      Preferred Stock   Shares:    428,928
      Preferred Stock   Amount:    $42,893
      Common Stock   Shares:       356,249,977
      Common Stock   Amount:       $35,624,998
      Additional Paid-In Capital:  $(23,192,099)
      Accumulated Deficit:         $(12,578,515)
        Total:    $(102,723)

  Net Loss
      Preferred Stock   Shares:    0
      Preferred Stock   Amount:    0
      Common Stock   Shares:       0
      Common Stock   Amount:       0
      Additional Paid-In Capital:  0
      Accumulated Deficit:         0
        Total:    0

  Balance, 9/30/00
      Preferred Stock   Shares:    428,928
      Preferred Stock   Amount:    $42,893
      Common Stock   Shares:       356,249,977
      Common Stock   Amount:       $35,624,998
      Additional Paid-In Capital:  $(23,192,099)
      Accumulated Deficit:         $(12,578,515)
        Total:    $(102,723)
317:
318:
319:
320:
321:
  See accompanying notes to financial statements


325:
  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CASH FLOWS

                                 Years ended September 30,
                                 2000                 1999

  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss            $      -            $  (762,441)

       Adjustments to reconcile
       net loss to net cash used
       by operating activities:
            Gain on sale of
               fixed assets       -                 (2,544)
            Issuance of common
               stock for services
               rendered and other
               long-term
               liabilities        -              2,954,530

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses   -               (129,581)
            Preferred dividends   -                 34,314
            Other long term
                liabilities       -             (2,342,131)
            Net cash used in
                operating
                activities        -               (247,853)

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of
              furniture and
              equipment          -                 10,770

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of
        common stock              -               237,302

  NET INCREASE IN CASH AND CASH
  EQUIVALENTS                     -                  219
374:
  CASH AND CASH EQUIVALENTS,
  Beginning                     219                    0

  CASH AND CASH EQUIVALENTS,
  Ending                      $ 219              $   219




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

  Note 2: Going Concern Consideration
       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The
       Company has a very limited operating
       history, has a shareholder and working
       capital deficiency and has had losses
       since inception. The Company's lack of
       financial resources and liquidity at
       September 30, 2000 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The
       Company has been dependent upon raising
       debt and equity funding to remain in existence as a going concern. Its continued existence is also dependent on equity funding.
       With respect to the Company's going concern considerations, on May 17, 1999, negotiations were concluded by which Strategic Alliance
       Group, Inc. would be acquired by Ivy
       Entertainment. Com, Inc. (Ivy) in a reverse merger.
       As consideration for this reverse merger, the Company will issue and exchange 8,575,000 shares of its common stock, after it has undergone a 250 for 1 reverse split. These shares are to be issued to the sole shareholder of Ivy, Mr. Richard Gladstone, in exchange for 1000 shares of common stock of Ivy, which is the total amount of common stock issued and outstanding. The shares of the Company's common stock received by Mr. Gladstone pursuant to the reverse acquisition agreement will be restricted stock as defined in Rule 144 of the Securities act.
       To effectuate the merger Ivy must represent to the Company that it has a minimum of $5,000,000 in tangible assets when the merger is completed.
       On August 10, 1999 the shareholders of the Company approved the reverse merger of the Company and Ivy.

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

  Item 2.  Management's Discussion and Analysis or
           Plan of Operation.

The following should be read in conjunction with the financial statements and notes thereto appearing in Item 1 of this Form. As shown in the Financial Statements, there is substantial doubt about the ability of Strategic Alliance
Group, Inc. to continue as a going concern due to its continuing lack of liquidity.
It is unlikely that Strategic Alliance Group,
Inc. can satisfy its cash requirements for the next
12 months without an infusion of additional funds or effecting a reverse merger.
Strategic Alliance Group, Inc. plans no product research or development.

During the period covered by the financial statements and the next 12 months of this plan, Strategic management changed the focus of its business activities from business and financial consulting to the sale of the company to a more financially secure organization that could make better use of its OTC Electronic Bulletin Board listing.
In other words, to become the target of a reverse merger.

After a prolonged search and discussions with several possible merger partners,
Strategic management decided that the candidate offering the best solution to its problems was Ivy Entertainment.Com, Inc. In-depth discussions with Ivy management reinforced the Strategic conviction that this course of action was in the best interest of its share holders.

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

There are five obligations binding both parties
to the reverse merger. First, present Strategic
shareholders must approve a 250 to 1 reverse stock
split of Strategic common stock. Second,
Strategic must satisfy all its liabilities.
Third, Ivy is committed to having assets, measured in
accordance with generally accepted accounting
principles, valued at a minimum of   $6,000,000.
Fourth, the closing of the reverse merger must take place on or before June 30, 1999, unless extended by the mutual consent of both parties.
Fifth, the reverse merger is subject to due diligence by both parties.

Ivy's authorized capital consists of 20,000,000 shares of Common Stock, par value $.01 per share and 10,000,000 shares of Preferred
Stock par value $.01 per share. As of
September 1, 1999, Ivy has 1,000 shares of common stock issued and outstanding.
Strategic has no permanent full time
employees. There is no problem of significant changes or reductions in staff. No long term fixed contract exists with any temporary employment service.

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:
  On March 31, 2001, Strategic Alliance Group, Inc.
  had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

  Pending governmental agency procedures:

  On March 31, 2001, Strategic Alliance Group, Inc.
  had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

  Item 2.  Changes in Securities

  There have been no modifications in the instruments defining the rights of the holders of any class of registered securities.
  There has been no material limitation or qualification of the rights evidenced by any class of registered securities by the issuance or modification of any other class of securities.
  There are no legal restrictions on working capital or limitations upon the payment of dividends. The only restricting factors in either of these two items are a paucity of earnings and of cash flow.

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

  On August 10, 1999, the Strategic held a special meeting of its Board of Directors. In this meeting, the proxies that were solicited and received by August 9, 1999, were voted. The matters presented to the Board of Directors were the following:

     1.     To approve and adopt amended and restated
            Articles of Incorporation of Strategic
            Alliance Group, Inc. in the form attached to the Proxy Statement dated July 9, 1999.
     2.     To authorize the Board of Directors to
            approve and ratify the removal of Article 9 of the original corporation (Bio-Analytic Laboratories, Inc. a Florida corporation) amended without stockholder approval in October, 1991, through reverse acquisition of Strategic
            Alliance Group, Inc.
     3.     To approve and authorize the Board of
            Directors, in its sole discretion, to proceed if it is deemed necessary, with a reverse stock split not to exceed 1 for 250 with cash in lieu of fractional shares.
     4. To approve and grant the Board of Directors the authority to increase the authorized share capital to 100,000,000 shares, after the reverse split. This also shall occur if the Board of Directors shall deem it necessary.
     5.     To approve and grant the Board of
            Directors the authority to acquire Ivy
            Entertainment.Com, Inc. a Florida corporation, in consideration of 8,575,000 shares of Strategic Alliance Group, Inc. new common stock for 100% of the capital stock of Ivy.
            The new Strategic shares shall be
            restricted shares under SEC Rule 144.
     6.     To approve the change of name of
            Eutro Group Holding, Inc. to Strategic
            Alliance Group, Inc.

  All the above were approved by the
voting of proxies that were 64% in
favor of adoption.

   Item 5.  Other Information.

On February 9, 2001, Mr. Floyd D. Wilkenson,
Director of Mezzanine Finance Fund, LLC., and
former Chairman of the Board of Directors of
Eutro Group Holding, Inc. sent a letter to
Mr. Richard Gladstone, CEO of Ivy
Entertainment.Com, Inc. in which Wilkenson
informed Gladstone and Ivy that he
considered them to not have performed
on three provisions   specified in the
Agreement of Merger between the two
companies signed May 17, 1999.

  The three provisions are;
        1. Failure of Ivy Entertainment.Com, Inc. to have the $6,000,000 in assets required of it before its merger with Strategic Alliance Group, Inc. can be consummated

        2.  Failure to meet the time requirement
for consummation of the merger while being fully aware that time is of the essence.

        3.  Failure to meet the requirement for
the extension of time limits contained in the Agreement, since the initial date for closing was set for June 30, 1999.

  This action was instigated by the approach to
Wilkenson of a Strategic shareholder group
concerned at the unexplainable delays in the
fulfillment of the terms of the Acquisition
Agreement. After due consideration of the
arguments presented, Wilkenson chose to invoke
Articles 10.1(b) and 10.2 of the Agreement to effect
its termination and to be written notice thereof.
Gladstone was given 10 days to cure the matters
giving rise to this situation. Since no cure
was performed, the Agreement was terminated
effective the 10th business day following its
receipt by Gladstone.
  The Acquisition Agreement between Strategic
Alliance Group, Inc, and Ivy   Entertainment.Com,
Inc. is now null and void.

                         SIGNATURES
  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  STRATEGIC ALLIANCE GROUP, INC.
  By:     Mark Colacurcio
  Name:   Mark Colacurcio
  Title:  President