Form 10QSB
period 2001-06-30
STRATEGIC ALLIANCE GROUP INC
filed 2002-03-19
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001.

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.

  State the number of shares outstanding of each of the issuer's
  classes of common equity, as of   the latest practicable date:
  As of June 30, 2001,

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




               PART 1   FINANCIAL INFORMATION

  Item 1.   Financial Statements.

                  FINANCIAL STATEMENTS
               STRATEGIC ALLIANCE GROUP, INC.
                Reviewed Financial Statements
                        (Unaudited)
            Nine Months ended June 30, 2001

  Table of Contents
  Financial Statements
       Report of Independent Accountant
       Balance Sheet
       Statement of Operations
       Statement of Changes in Stockholders' Deficit
       Statement of Cash Flow
       Notes to Financial Statements



  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT
                                              981 ALLEN LANE
                                               P.O. BOX 406
                                         WOODMERE, NEW YORK 11598

  INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic
  Alliance Group, Inc. as of June 30, 2001, and the related statement of operations for the three and nine months then ended, and the statement of cash flows for the nine months then ended.
  These financial statements are the responsibility of the Corporation's management.

  I conducted my review in accordance with standards established by the American Institute of Certifies Public Accountants.
  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries pf persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted
  in accordance with   generally accepted auditing standards, the
  objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

  Based on my review, I am not aware of any material modifications
  that should be made to the   accompanying financial statements
  for them to be in conformity with generally accepted accounting principles.

  Aaron Stein
  Woodmere, New York

                      STRATEGIC ALLIANCE GROUP, INC.
                             BALANCE SHEET
                     Nine Months ended June 30, 2001
                             (Unaudited)

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




  See accompanying notes to financial statements


                          STRATEGIC ALLIANCE GROUP, INC.
                             STATEMENT OF OPERATIONS
                         Nine Months ended June 30, 2001
                                 (Unaudited)



179:
  REVENUE                                    $      0
181:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                          0


  OPERATING LOSS                                    0


  OTHER INCOME (EXPENSES)
   Gain on sale of fixed assets                     0
   Interest expense                                 0


  LOSS BEFORE PROVISION FOR
  INCOME TAXES                                      0


  INCOME TAXES                                      0

  NET LOSS                                          0



  LOSS PER SHARE
   Basic                                            0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic                                  356,249,977



  See accompanying notes to financial statements

                          STRATEGIC ALLIANCE GROUP, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Nine Months ended June 30, 2001
                                (Unaudited)
220:
                    Common     Common      Additional
                    Stock      Stock          Paid       Accumulated
                    Shares     Amount      In Capital      Deficit


  Balance- 9/30/00 356,249,977 $35,624,998 $(23,192,099) (12,578,515)

  Issuance of
  common stock              0           0            0             0
  Issuance of
  common stock for
  services rendered
  and settlement of
  other long term
  liabilities               0           0            0             0

  Net loss                  0           0            0             0
238:
  Balance 6/30/01 356,249,977 $35,624,998 $(23,192,099) $(12,578,515)
240:
241:
242:
243:
244:
  See accompanying notes to financial statements

                        STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF CASH FLOWS
                      Nine Months ended June 30, 2001
                                (Unaudited)




  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                            $         0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                          0
            Issuance of common
            stock for services rendered
               and other long-term
                liabilities                          0

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses                      0
            Preferred dividends                      0
            Other long term-liabilities              0
            Net cash used in operating
                          activities                 0

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                          0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock            0

  NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                        0
292:
  CASH AND CASH EQUIVALENTS,
  Beginning                                        219

  CASH AND CASH EQUIVALENTS,
  Ending                                   $       219



    See accompanying notes to financial statements

                 STRATEGIC ALLIANCE GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS
                 Nine Months ended June 30, 2001

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

       Significant accounting policies

       Use of Estimates in Financial Statements - Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

       Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

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

       None

  Note 3: Shareholders' Deficit

       During the year ended September 30, 1999 the Company issued 49,900,000 shares of common stock and received proceeds of $237,302.
       In exchange for services from non-employees and in settlement of long-term liabilities the Company issued 205,556,937 shares of common stock.

  Item 2.  Management's Discussion and Analysis or Plan of Operation

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

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:

  On June 30, 2001, Strategic Alliance Group, Inc. had no pending
  legal proceedings against it,   and its management was not aware
  of any that were awaiting filing.

  Pending governmental agency procedures:

  On June 30, 2001, Strategic Alliance Group, Inc. had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

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

       None
                         SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  STRATEGIC ALLIANCE GROUP, INC.
  By:  Mark Colacurcio

       ____________________
  Name:  Mark Colacurcio
  Title:    President