Form 10KSB
period 2001-09-30
STRATEGIC ALLIANCE GROUP INC
filed 2002-03-26
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the Fiscal Year ended September 30, 2001
                             Or
  [   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

  For the transition period from __________ to ___________

             Commission file number:  000-13846

               STRATEGIC ALLIANCE GROUP, INC.
       (Name of Small Business Issuer in its charter)

            Florida                          75 14 33 000
  (State of Incorporation)      (I.R.S. Employer Identification No.)

         3551 S.W. Corporate Parkway
             Palm City, Florida                  34990
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

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the prior 60 days was $493,152 based on the average of the closing bid and asked obtained from the OTC Bulletin Board on September 30, 2001.

  The number of shares outstanding of each of the Issuer's classes of common equity as of September 30, 2001 was;

            Common Stock              406,249,977 shares
            Series A Preferred Stock      197,944 shares

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

  On May 17, 1999, negotiations were concluded by which Eutro Group Holding, Inc. would be acquired by Ivy Entertainment.Com, Inc.
  in a reverse merger. As consideration for this reverse merger, Eutro was issued and exchanged 8,575,000 shares of its common stock, after it has undergone a 250 for 1 reverse split. These shares were to be issued to the sole stockholder of Ivy, Mr. Richard Gladstone, in exchange for 1000 shares of common stock of Ivy Entertainment.Com, Inc. which is the total amount of common stock issued and outstanding.

  The shares of Eutro common stock to be received by Mr. Gladstone pursuant to the reverse acquisition agreement will be restricted stock as defined in Rule 144 of the Securities Act.

  A vital clause in the acquisition agreement between Eutro and IVY
  was that Mr. Richard   Gladstone, IVY's sole stockholder, guarantee
  that IVY will have a minimum of $5,000,000 in tangible assets when the merger is completed.

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

  The Acquisition Agreement between Strategic Alliance Group, Inc, and Ivy Entertainment.Com, Inc. is now null and void.

  (b) Business Of Issuer
  Strategic Alliance Group, Inc. offered consulting services to a wide range of clients, from small private companies to medium size public companies. It assisted companies in bringing new products to market, provided sales and marketing advice and other general consulting services that are particularly aimed at small to medium sized companies that plan on raising capital in public and private securities offerings.

  Strategic worked with company management and assisted it in the development of the company business plan, in adopting a proper capital structure, develop a consistent corporate story and create and implement a stock option plan.

  Strategic specialized in financial public relations. It advised management in the proper way to disseminate the corporate story to the investing community thereby attracting the attention of stock-buyers to its shares. If the client is a private company, the focus is to get its story to the consumer so that the company is known, held in high esteem and its products preferred by the consumer.

  Strategic's fee was usually divided into two parts. The first was
  a cash payment to cover direct   expenses and the second was a block
  of the client's common stock. If the client was not, and had no intention of becoming a public company, then Strategic's entire
  fee was to be in cash. As a   result of receiving compensation in
  this manner, Strategic benefited from any appreciation in the price of its clients shares.

  Strategic's clients came to the company by personal referral.
  It did not engage in extensive advertising in either the financial or the popular media.

  The competitive situation is quite intense as there are a host of
  persons and companies who offer   similar services. These range
  from corporate giants with offices in most of the developed and developing countries of the world, to the individual who may be
  specialized in one particular   sector.

  Strategic did not hold itself out as being able to fulfill any
  request made of it. In the event that a   particular client needs
  expertise outside of that which Strategic could offer, then formed a syndicate with other consulting companies or freelance specialists.

  The personnel situation is as follows. Being a holding company, Strategic Alliance Group, Inc. since its founding in 1991, has not had, and to this day does not have, permanent employees. The company affairs are managed by an unsalaried Board of Directors.
  At present, Strategic has a   contractual agreement with Mezzanine
  Finance Fund, LLC. a Florida limited liability company, to provide the personnel to manage Strategic's affairs until merger candidate is found and completed.

  While it has been mentioned above, it is worth emphasizing that
  the current business of   Strategic Alliance Group, Inc. is to
  place itself in a proper posture to complete a reverse acquisition and continue its existence as a viable entity which is something that it cannot do by continuing under its present modus operandi.

  ITEM  2  DESCRIPTION OF PROPERTY

  (a) Neither Strategic Alliance Group, Inc. nor Bio-Analytic
  Laboratories, Inc., its former subsidiary, have owned the offices and the production facilities they have occupied.

  ITEM  3  LEGAL PROCEEDINGS

     (a)    Pending legal proceedings
  On September 30, 2001, Strategic Alliance Group, Inc. had no pending legal proceedings against it and its management was not aware of any that were awaiting filing.

     (b)    Pending governmental agency procedures
  On September 30, 2001, Strategic Alliance Group, Inc. had no
  pending governmental agency   procedures against it and its
  management was not aware of any that were awaiting submission by any governmental agency.

  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                          PART II
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)Market Information

     (1)    The common stock of Strategic Alliance Group, Inc. is
  traded on the OTC Electronic Bulletin      Board "Pink Sheets",
  under the symbol "STGE".

     (2) The range of the high and low bid for each quarter of the last two fiscal years follows.

  PERIOD              HIGH           LOW
                       BID           BID
  2001
  1st Qtr           0.006          0.003
  2nd Qtr           0.002          0.001
  3rd Qtr           0.002          0.001
  4th Qtr           0.016          0.009

  2000
  1st Qtr           0.017          0.006
  2nd Qtr           0.088          0.009
  3rd Qtr           0.054          0.014
  4th Qtr           0.013          0.004

     (3) The source of the high and low bid information submitted above is the daily summary made available by the OTC Electronic Bulletin Board.
     (4) No cash or stock dividends have been declared on the Strategic Alliance Group, Inc. common stock because of a paucity of earnings and a lack of cash with which dividends could have been paid.
     (5) The Strategic Alliance Group, Inc. Series A Preferred Stock is in arrears on its dividend payments in the amount of $126,684
     (6) Strategic common stockholders did receive two distributions of assets as follows. On June 12, 1998, for each 1000 shares of common stock held, they received 2 shares of the common stock of Cypro Environmental Group, Inc. On January 30, 1998, for each 10,000 shares of common stock held, they received 17 shares of Freedom Medical Group, Inc.

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

  During July of 2001, an offer was made for Preferred Stockholders
  to exchange their preferred   for common stock at a ratio of
  100 common to one preferred, eliminating their dividend debt.

  On August 13, 2001, 230,984 Preferred Shares were exchanged.
  The preferences, restrictions and rights of the Class A Preferred Stock are as follows.

     (1)    The par value is $.10 per share
     (2)    The ascribed nominal value is $2.00 per share
     (3) Series A Preferred shareholders are entitled to receive dividends at the rate provided, as and when declared by the Board of Directors, at the rate of $.16 per share per year and these dividends are cumulative.
     (4) The Series A Preferred stock shall also participate parri-passu in any and all future cash dividends paid to common shareholders.
     (5) No dividends may be paid on the common stock while arrears exist on the preferred stock.
     (6) In the event of a dissolution or liquidation of Strategic Alliance Group, Inc., the holders of the Series A preferred stock are entitled to receive a liquidating dividend in the Amount of $.10 per preferred share together with all accrued and unpaid dividends, if any exist, up to such payment date, whether or not declared or paid, in preference to any payment to the common stockholders.
     (7) Series A Preferred Stock shall have no voting rights and no sinking fund provision.
     (8)    After one year from date of issuance of Series A
            Preferred stock, and upon 30 days written notice, Startegic may at any time call the shares of preferred stock for redemption at the ascribed nominal value of $2.00 per preferred share.
     (9) Each of the warrants attached to the Series A Preferred stock is detachable at any time and give their holder the right to purchase one share of Strategic Alliance Group, Inc. common stock at a price of $1.00 per share. The warrant exercise period begins upon receipt of the warrant and ends at 5:00PM on December 31, 2002, or at the same time on the first business day thereafter.
     (10) The Company has contacted all holders of record of its Series A Preferred shares to exchange them for common stock.
            Owners of 230,984 Preferred shares have responded and exchanged their shares. The number of preferred shares still outstanding is 197,944. Management believes these shares have been discarded by their owners who may have changed residences, have no further interest in the Company or their holdings in it.

     The Company has reserved 26,901,600 common shares for the unlikely event these Preferred shares may be presented for exchange in the future. This eliminates any liability for a future share exchange and the ultimate elimination of all outstanding Series A Preferred Stock.

     (D)    Common Stock
  On November 4, 1998, documents were filed with the Secretary of State of Florida increasing the authorized common stock of Strategic Alliance Group, Inc. from 100,000,000 to its present amount of 500,000,000 shares.

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

  In 1996, on advice of counsel, Strategic's Board of Directors
  accepted the resignations of Mr. J.   O'Keefe, CFO, and Ms.
  V. Lavache, Secretary/Treasurer of the Corporation. The Board of Directors also terminated the relationship with the accounting
  firm named above. It was agreed   that corporate accounting
  would be performed by Ms. Donna Grooms who performed the duties of accountant and comptroller.

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

  STRATEGIC ALLIANCE GROUP, INC.
  AUDITED FINANCIAL STATEMENTS
  Years ended September 30, 2001 and 2000



  STRATEGIC ALLIANCE GROUP, INC.

  Table of Contents
  Report of Independent Accountant
  Financial Statements
       Balance Sheet
       Statement of Operations
       Statement of Changes in Stockholders' Deficit
       Statement of Cash Flow
       Notes to Financial Statements



  Aaron Stein
  CERTIFIED PUBLIC ACCOUNT
  981 ALLEN LANE
  P.O. BOX 406
  WOODMERE, NY 11598


  To the Board of Directors and Shareholders'
       Strategic Alliance Group, Inc.
  I have audited the accompanying balance sheet of Strategic Alliance Group, Inc. as of September 30, 2001, and the related statement of operations, changes in stockholders' deficit and cash flows for each year September 30, 2001 and 2000. These financial statements
  are the responsibility of the Company's   management.
  My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eutro Strategic Alliance Group, Inc. as of September 30, 2001 and the results of its operations and its cash flows for the two years ended September 30, 2001 and 2000 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming
  that the Company will continue as a   going concern. As discussed
  in Note 2 to the financial statements, the Company, has a very limited operating history, has a shareholder and working capital deficiency and has suffered recurring losses since inception.
  The Company's lack of financial resources and liquidity as of September 30, 2001 raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Aaron Stein
  Woodmere, New York
  October 30, 2001

             STRATEGIC ALLIANCE GROUP, INC.
                    BALANCE SHEET
                 SEPTEMBER 30, 2001



  ASSETS

  CURRENT TOTAL ASSETS
      Cash and cash equivalents            $         174




                                           $         174

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
      Preferred dividends                  $     126,684


  STOCKHOLDERS' DEFICIT
      Common stock, $.10 par value,
      authorized 500,000,000 shares,
      379,348,377 issued and outstanding      37,934,837
      Plus, 26,901,600 Issued but reserved     2,690,160
      for balance of remaining preferred
      shares and cumulated interest,
      Equals 406,249,977

      Preferred stock, $.10 par value,
      authorized 5,000,000 shares
      197,944 issued and outstanding              19,794

  Additional paid-in capital                 (26,594,562)

  Total Liabilities and Stockholders Equity  (14,176,739)

601:
                                           $         174




  See accompanying notes to financial statements



           STRATEGIC ALLIANCE GROUP, INC.
               STATEMENT OF OPERATIONS




                                      Years ended September 30,
                                      2001                2000

  REVENUE                             $   0              $   0


  GENERAL AND ADMINISTRATIVE EXPENSES     0                  0


  OPERATING LOSS                          0                  0


  OTHER INCOME (EXPENSES)
   Gain on sale of fixed assets           0                  0
   Interest expense                       0                  0

             Total                        0                  0


             LOSS BEFORE PROVISION
             FOR INCOME TAXES             0                  0


  INCOME TAXES                            0                  0

  NET LOSS                            $   0              $   0




  LOSS PER SHARE
   Basic                                  nil              nil

  AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
   Basic                         406,249,977       356,249,977




  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
662:
663:
                   Preferred Stock      Common Stock       Additional
                                                             Paid In
                   Shares   Amount     Shares      Amount    Capital
  Balance 9/30/98 428,928  $ 42,893 100,793,040 $10,079,304 $(872,551)
668:
  Issuance of
  common stock       -        -     49,900,000   4,990,000 (4,729,009)
671:
  Issuance of
  common stock
  for services
  rendered and
  settlement of
  other long-term
  liabilities        -         -   205,556,937  20,555,694 (17,590,539)

680:
681:
  Cash dividend
  Declared           -         -         -           -            -
684:
685:
  Net loss           -         -         -           -            -
687:
688:
  Balance 9/30/99   428,928 42,893 356,249,977  35,624,998 (23,192,099)
690:
691:
  Net loss                  -          -                    -
693:
694:
  Balance 9/30/00 428,928 42,893  356,249,977 $35,624,998 $(23,192,099)

  Exchange of     230,984 23,098   23,098,400   2,309,840
  Preferred Common
  8/2001

  Balance 9/30/01 197,944 19,794  406,249,977  40,624,977
702:

704:
                           Accumulated
                           Deficit            Total
  Balance 9/30/98          $(11,781,706)  $(2,532,114)
708:
  Issuance of
  common stock                   -            260,991
711:
  Issuance of
  common stock
  for services
  rendered and
  settlement of
  other long-term
  liabilities                    -           2,965,155

720:
721:
  Cash dividend
  Declared                 (34,314)            (34,314)
724:
725:
  Net loss                (762,441)           (762,441)
727:
728:
  Balance 9/30/99      (12,578,515)           (102,723)
730:
731:
  Net loss                  -                      -
733:
734:
  Balance 9/30/00    $(12,578,515)           $(102,723)

  Exchange of                                  (31,671)
  Preferred Common
  8/2001

  Balance 9/30/01                             (134,394)
742:
743:
744:
  See accompanying notes to financial statements


     STRATEGIC ALLIANCE GROUP, INC.
      STATEMENT OF CASH FLOWS

                                            Years ended September 30,
                                            2001                2000

  CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                          $        0       $  (762,441)

       Adjustments to reconcile net
         loss to net cash used by
             operating activities:
             Gain on sale of fixed
             assets                             (45)           (2,544)
                 Issuance of common stock
                    for services rendered
                    and other long-term
                    liabilities                   0         2,954,530


            Changes in operating assets
                 and liabilities:
                 Accounts payable and
                 accrued expenses                 0          (129,581)
                 Preferred dividends See Note     0           126,684
                 Other long term-liabilities      0        (2,342,131)

                      Net cash used in
                      operating activities        0          (247,853)


  CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of furniture
       and equipment                              0            10,770


  CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from sale of common stock         0           237,302


            NET INCREASE/DECREASE IN CASH AND
               CASH EQUIVALENTS                 (45)              219
793:
  CASH AND CASH EQUIVALENTS, Beginning          174                 0

  CASH AND CASH EQUIVALENTS, Ending          $  174            $  219



  See accompanying notes to financial statements

  STRATEGIC ALLIANCE GROUP, INC.
  NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2001

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

  Note 2: Going Concern Consideration
       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a very limited operating history, has a shareholder and working capital deficiency and has had losses since inception. The Company's lack of financial resources and liquidity at September 30, 2001 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising debt and equity funding to remain in existence as a going concern. Its continued existence is also dependent on equity funding.

       The Company will continue to actively search for other suitable operating companies to effectuate a merger with.

  Note 3: Shareholders' Deficit
       None

  Note 4: Series A Preferred Shares
       The Company has contacted all holders of record of its Series A Preferred shares to exchange them for common stock. Owners of 230,984 Preferred shares have responded and exchanged their shares. The number of preferred shares still outstanding is 197,944. Management believes these shares have been discarded by their owners who may have changed residences, have no further interest in the Company or their holdings in it.
       The Company has reserved 26,901,600 common shares for the unlikely event these Preferred shares may be presented for exchange in the future. This eliminates any liability for a future share exchange and the ultimate elimination of all outstanding Series A Preferred Stock.

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

                                          Date of    Term
  Name             Age     Position       Election  Expires

  Mark Colacurcio  34     President      Nov. 1999  Nov. 2002

  On February 26, 2001, Strategic Alliance Group, Inc. responded to
  Mark Colacurcio's notice of   resignation by setting a later date
  of acceptance of his resignation so that the former Board could arrange for a temporary replacement.

  Mr. Colacurcio filled in as Sole Director and President until September of 2001, when Mr. F.D. Wilkenson could replace Mark
  Colacurcio.

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

  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
  Except as set forth below, during the past five years, no director,
  person nominated to become a   director, executive officer,
  promoter or control person of Strategic Alliance Group, Inc.:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     (3) was subject to any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     (4)    was found by a court of competent jurisdiction
            (in a civil action) the SEC or the Commodity
            Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

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

  ITEM 11  SECURITY OWNNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (a)    Security ownership of certain beneficial owners.
     As of the date of submission of this Form 10-KSB there is no
     person (including any "group")   known to Strategic Alliance
     Group, Inc. to be the beneficial owner of more than five percent of Strategic's voting securities.
     (b)    Security ownership of management

  Title of class  Name and address     Amount and nature       Percent
                  Of beneficial owner  of beneficial ownership of class

  Common Stock   Mark Colacurcio         2,000,000 shares       .49%
                 2505 NW Boca Raton Blvd.
                 Boca Raton, FL 33431

     (c)    Changes in control
  There are no internal arrangements either by agreement or in the
  by-laws of Strategic Alliance   Group, Inc. that would inhibit
  or prohibit a change in control of the Company.

  ITEM  12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  None

  ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K
  None

  SIGNATURES
  In accordance with Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Startegic Alliance Group, Inc.
  By / s /  Floyd D. Wilkenson

  ________________________________
  Floyd D. Wilkenson
  Sole Director and Officer
  Date September 30, 2001