Form 10QSB
period 2001-12-31
STRATEGIC ALLIANCE GROUP INC
filed 2002-04-01
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.
  State the number of shares outstanding of each of the issuer's
  classes of common equity, as of   the latest practicable date:
  As of December 31, 2001,

         Common capital stock - 450,000,000 shares

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

               PART 1   FINANCIAL INFORMATION

  Item 1.   Financial Statements.

                  FINANCIAL STATEMENTS
              STRATEGIC ALLIANCE GROUP, INC.
              Reviewed Financial Statements
                       (Unaudited)
           Three Months ended December 31, 2001

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



  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT
                                         981 ALLEN LANE
                                          P.O. BOX 406
                                     WOODMERE, NEW YORK 11598


  INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic Alliance Group, Inc. as of December 31, 2001, and the related statement of operations for the three months then ended, and the statement of cash flows for the three months then ended. These financial statements are the responsibility of the Corporation's management.

  I conducted my review in accordance with standards established by the American Institute of Certifies Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

  Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

  Aaron Stein
  Woodmere, New York

                       STRATEGIC ALLIANCE GROUP, INC.
                               BALANCE SHEET
                   Three Months ended December 31, 2001
                               (Unaudited)

  ASSETS

  CURRENT ASSETS
      Cash and cash equivalents               $             144


      Total cash and cash equivalents         $             144

  LIABILITIES AND STOCKHOLDERS' DEFICIT

      Common Stock:
      $.10 par value,
      Authorized 500,000,000 shares,
      450,000,000 shares issued and outstanding      45,000,000


              Additional paid-in capital            (30,949,801)

              Stockholders Equity                   (14,050,055)


  Total Liabilities and Stockholders Deficit   $            144




  See accompanying notes to financial statements


                       STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF OPERATIONS
                    Three Months ended December 31, 2001
                               (Unaudited)



165:
  REVENUE                                 $      0
167:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                       0


  OPERATING LOSS                                 0


  OTHER INCOME (EXPENSES)
   Banking expense                            ( 30)



  LOSS BEFORE PROVISION FOR
  INCOME TAXES                                ( 30)


  INCOME TAXES                                   0

  NET LOSS                                       0



  LOSS PER SHARE
   Basic                                         0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic                               450,000,000



  See accompanying notes to financial statements


                    STRATEGIC ALLIANCE GROUP, INC.
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               Three Months ended December 31, 2001
                          (Unaudited)
207:
              Preferred  Preferred  Common   Common     Additional
                Stock     Stock     Stock    Stock      Paid
               Shares     Amount    Shares   Amount     In Capital


  Exchange of
  Preferred for
  Common Shares
  12/31/01   (197,944) ($19,794)

  Issuance of
  Common Shares
  For Long Term
  Debts                         43,750,023  $4,375,003

  Additional Paid
  In Capital                                           (44,999,856)

  Balance
  12/31/01       0          0  450,000,000 $45,000,000 (45,126,540)

229:

                         Accum
                         Deficit   Total

  Net loss               (30)
235:
  Balance
  12/31/01               (30)     (260,964)
238:
239:
240:
241:
   See accompanying notes to financial statements
                        STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF CASH FLOWS
                  Three Months ended December 31, 2001
                               (Unaudited)



  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                         $                  0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                                0
            Issuance of common
               stock for services rendered
               and other long-term
                liabilities                                0

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses                            0
            Preferred dividends                            0
            Other long term-liabilities                    0
            Net cash used in operating
                          activities                     (30)

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                                0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock                  0

  NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                       (30)
287:
  CASH AND CASH EQUIVALENTS,
  Beginning                             $                 174

  CASH AND CASH EQUIVALENTS,
  Ending                                $                 144



  See accompanying notes to financial statements


                 STRATEGIC ALLIANCE GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS
             Three Months ended December 31, 2001

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

       Income Taxes - Statement of Financial Accounting Standards No. 1 09 (FAS 109), "Accounting for Income Taxes" is effective for financial statements issued for fiscal years beginning on or after December 15, 1992. Under FAS 109, deferred income taxes generally represent the future tax effect of existing differences between the book and tax bases of assets and liabilities, using the tax rates and laws existing as of the latest balance sheet date.

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

  In negotiating with a company in a possible merge we failed due
  to remaining preferred   shares in the hands of the shareholders.
  To eliminate this problem with the next candidate   represented by
  Windsor Group Securities, we solved the problem by having Mezzanine Finance Fund, LLC take the responsibility of satisfying the claims by the preferred shareholders (if any) and guaranteeing there would not be a liability to the new surviving company.

  Compensation to Mezzanine Finance Fund, LLC for this contingent liability was 43,750,023 shares of common stock restricted according to the S.E.C. 144 Rules.

  Mr. Wilkenson had recovered sufficiently from cancer to assume the
  responsibilities and   duties of sole director of Strategic Alliance
  Group, Inc., formerly Eutro Group Holding, Inc., starting September 28, 2001. Therefore, he signed the Annual Report.

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:

  On December 31, 2001, Strategic Alliance Group, Inc. had no pending
  legal proceedings   against it, and its management was not aware of
  any that were awaiting filing.

  Pending governmental agency procedures:
  On December 31, 2001, Strategic Alliance Group, Inc. had no pending
  governmental agency   procedures against it and its management was
  not aware of any that were awaiting submission by any governmental agency.

  Item 2.  Changes in Securities
  There have been no modifications in the instruments defining the
  rights of the holders of any   class of registered securities.

  There has been no material limitation or qualification of the
  rights evidenced by any class of   registered securities by the
  issuance or modification of any other class of securities.

  Item 3.  Defaults Upon Senior Securities.

  None

  Item 4.  Submission of Matters to a Vote of Security Holders.

  There has been no submission of any matter to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

   Item 5.  Other Information.

  On November 12, 1999, while implementing the reverse acquisition of Strategic Alliance Group, Inc. (formerly Eutro Group Holding, Inc.) and Ivy Entertainment.Com, Inc., the Board of Directors of Strategic Alliance Group, Inc. submitted their resignations to the Company which resignations were promptly filed with the Secretary of State of Florida. On the same day, the Board was replaced by a three person Board of Directors composed of Richard Gladstone, Howard Helfant and Mark Colacurcio.

  On May 9, 2000, Richard Gladstone and Howard Helfant submitted their resignations as officers and directors of Strategic Alliance Group, Inc. Their resignations were filed promptly with the
  Secretary of State of Florida. These departures left Mark
  Colacurcio as the sole   officer and director of the Company.

  On February 9, 2001, as former Chief Executive Officer of Strategic
  Alliance Group, Inc.,   Floyd D. Wilkenson sent Mark Colacurcio
  and Richard Gladstone a Termination Notice   informing them that
  he was rescinding the merger due to a violation of the terms of the acquisition, specifically non performance of the acquisition terms. Mark Colacurcio was given ten (10) days to cure the matter. No cure was provided, therefore the Acquisition Agreement was declared null and void on February 20, 2001.

  On February 24, 2001, Mark Colacurcio orally informed Floyd D.
  Wilkenson of his decision   to resign his positions as sole
  officer and director of the Company.

  On February 26, 2001, Floyd Wilkenson sent a letter to Mark Colacurcio in which he accepted Colacurcio's resignations. In the same letter, Wilkenson also asked if Colacurcio would be willing to stay on in his positions for a period of time until Wilkenson was ready to resume his duties as Sole Officer and Director of Strategic Alliance Group, Inc. Mark Colacurcio agreed to Wilkenson's request.

  On September 28, 2001, Floyd D. Wilkenson replaced Mark Colacurcio as Sole Officer and Director of Strategic Alliance Group, Inc.
  The most significant of Wilkenson's early acts was to instruct Aaron Stein, CPA, to review the company 10QSB's and to prepare audited annual financial statements for Strategic Alliance Group, Inc. for the fiscal year ending September 30, 2001.

                         SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  STRATEGIC ALLIANCE GROUP, INC.
  By:  Floyd D. Wilkenson
       ____________________
  Name:  Floyd D. Wilkenson
  Title: Sole Director and Officer
  Date December 31, 2001