Form 10QSB
period 2002-03-31
STRATEGIC ALLIANCE GROUP INC
filed 2002-04-22
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   As of March 31, 2002,

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


               PART 1   FINANCIAL INFORMATION

  Item 1.   Financial Statements.

                  FINANCIAL STATEMENTS
              STRATEGIC ALLIANCE GROUP, INC.
             Reviewed Financial Statements
                      (Unaudited)
            Six Months ended March 31, 2002

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


  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT


                                               981 ALLEN LANE
                                                P.O. BOX 406
                                         WOODMERE, NEW YORK 11598


  INDEPENDENT AUDITOR'S REPORT
  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic Alliance Group, Inc. as of March 31, 2002, and the related statement of operations for the six months then ended, and the statement of cash flows for the six months then ended. These financial statements are
  the responsibility of the   Corporation's management.

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

  Aaron Stein
  Woodmere, New York
  April 4, 2002



                  STRATEGIC ALLIANCE GROUP, INC.
                         BALANCE SHEET
               Six Months ended March 31, 2002
                         (Unaudited)

  ASSETS

  CURRENT ASSETS
      Cash and cash equivalents                 $           0


      Total cash and cash equivalents           $           0

  LIABILITIES AND STOCKHOLDERS' DEFICIT

      Common Stock:
      $.10 par value,
      Authorized 500,000,000 shares,
      450,000,000 shares issued and outstanding    45,000,000


              Additional paid-in capital          (30,949,945)

              Stockholders Equity                 (14,050,055)
156:

  Total Liabilities and Stockholders Deficit    $           0




  See accompanying notes to financial statements



                       STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF OPERATIONS
                      Six Months ended March 31, 2002
                               (Unaudited)



174:
  REVENUE                               $      0
176:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                     0


  OPERATING LOSS                               0


  OTHER INCOME (EXPENSES)
   Banking expense                         ( 144)



  LOSS BEFORE PROVISION FOR
  INCOME TAXES                             ( 144)


  INCOME TAXES                                 0

  NET LOSS                                     0



  LOSS PER SHARE
   Basic                                       0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic                            450,000,000



  See accompanying notes to financial statements


                           STRATEGIC ALLIANCE GROUP, INC.
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Six Months ended March 31, 2002
                                  (Unaudited)
216:
                 Preferred   Preferred  Common   Common   Additional
                   Stock      Stock      Stock    Stock   Paid
                   Shares     Amount     Shares   Amount  In Capital


  Exchange of
  Preferred for
  Common Shares

  Issuance of
  Common Shares
  For Long Term
  Debts

  Additional Paid
  In Capital                                              (45,000,000)

  Net loss
235:
  Balance 3/31/02    0        0   450,000,000 $45,000,000 (45,126,540)
237:

                         Accum
                        Deficit      Total


  Exchange of
  Preferred for
  Common Shares

  Issuance of
  Common Shares
  For Long Term
  Debts

  Additional Paid
  In Capital

  Net loss              (144)
256:
  Balance 3/31/02       (144)      (261,108)
258:
259:
260:
261:
     See accompanying notes to financial statements

                       STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF CASH FLOWS
                       Six Months ended March 31, 2002
                               (Unaudited)



  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                            $         0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                          0
            Issuance of common
               stock for services rendered
               and other long-term
                liabilities                          0

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses                      0
            Preferred dividends                      0
            Other long term-liabilities              0
            Net cash used in operating
                          activities              (144)

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                          0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock            0

  NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                (144)
308:
  CASH AND CASH EQUIVALENTS,
  Beginning                               $        144

  CASH AND CASH EQUIVALENTS,
  Ending                                  $          0



           See accompanying notes to financial statements


                 STRATEGIC ALLIANCE GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS
                Six Months ended March 31, 2002

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

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:

  On March 31, 2002, Strategic Alliance Group, Inc. had no pending
  legal proceedings against   it, and its management was not aware
  of any that were awaiting filing.

  Pending governmental agency procedures:

  On March 31, 2002, Strategic Alliance Group, Inc. had no pending
  governmental agency   procedures against it and its management
  was not aware of any that were awaiting submission by any governmental agency.

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

   Item 5.  Other Information.

  January 2002, Windsor Group Securities had to withdraw their offer
  because their client   experienced financial difficulties and was
  unable to fulfill its financial obligations.

  Strategic Alliance Group, Inc. was then referred to a firm
  called Consulting Services, Inc.   It agreed to attempt to find
  a buyer for Strategic.

                         SIGNATURES

  In accordance with the requirements of the Exchange Act, the
  registrant caused this report to   be signed on its behalf by
  the undersigned, thereunto duly authorized.

  STRATEGIC ALLIANCE GROUP, INC.
  By:  Floyd D. Wilkenson
       ____________________
  Name:  Floyd D. Wilkenson
  Title:    Sole Director and Officer
  Date March 31, 2002