Form 10QSB
period 2002-06-30
STRATEGIC ALLIANCE GROUP INC
filed 2002-10-10
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  As of June 30, 2002,

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

                  FINANCIAL STATEMENTS

               STRATEGIC ALLIANCE GROUP, INC.

              Reviewed Financial Statements
                      (Unaudited)
             Nine Months ended June 30, 2002

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



  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT
                                               981 ALLEN LANE
                                                P.O. BOX 406
                                          WOODMERE, NEW YORK 11598

  INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic Alliance Group, Inc. as of June 30, 2002, and the related statement of operations for the nine months then ended, and the statement of cash flows for the nine months then ended. These financial statements are the responsibility of the Corporation's management.

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

  Aaron Stein
  Woodmere, New York
  July 22, 2002


                      STRATEGIC ALLIANCE GROUP, INC.
                            BALANCE SHEET
                   Nine Months ended June 30, 2002
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




  See accompanying notes to financial statements



                      STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF OPERATIONS
                     Nine Months ended June 30, 2002
                              (Unaudited)



175:
  REVENUE                                       $      0
177:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                             0


  OPERATING LOSS                                       0


  OTHER INCOME (EXPENSES)
   Banking expense                                ( 144)



  LOSS BEFORE PROVISION FOR
  INCOME TAXES                                    ( 144)


  INCOME TAXES                                        0

  NET LOSS                                            0



  LOSS PER SHARE
   Basic                                              0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic                                    450,000,000



  See accompanying notes to financial statements



                       STRATEGIC ALLIANCE GROUP, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Nine Months ended June 30, 2002
                              (Unaudited)
218:
           Pref.  Pref.   Common   Common     Additional
           Stock  Stock   Stock    Stock      Paid In    Accum
           Shares Amount  Shares   Amount     Capital    Defici  Total

  Exchange
  of Preferred
  for Common
  Shares

  Issuance of
  of Common Shares
  Shares For Long
  Term Debts

  Additional Paid
  In Capital                                 (45,000,000)

  Net loss                                                (144)
237:
  Balance
  6/30/02    0    0  450,000,000 $45,000,000 (45,126,540)(144)(261,108)
240:
241:
 See accompanying notes to financial statements


                                 STRATEGIC ALLIANCE GROUP, INC.
                                     STATEMENT OF CASH FLOWS
                                 Nine Months ended June 30, 2002
                                          (Unaudited)




  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                                       $         0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                                     0
            Issuance of common
               stock for services rendered
               and other long-term
                liabilities                                     0

       Changes in operating
       assets and liabilities:
       Accounts payable and
               accrued expenses                                 0
            Preferred dividends                                 0
            Other long term-liabilities                         0
            Net cash used in operating activities            (144)

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                                     0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock                       0

  NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                           (144)
289:
  CASH AND CASH EQUIVALENTS,
  Beginning                                            $      144

  CASH AND CASH EQUIVALENTS,
  Ending                                               $        0



        See accompanying notes to financial statements


                 STRATEGIC ALLIANCE GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS
                Nine Months ended June 30, 2002


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

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:
  On June 30, 2002, Strategic Alliance Group, Inc. had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

  Pending governmental agency procedures:
  On June 30, 2002, Strategic Alliance Group, Inc. had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

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

  Item 5.  Other Information.
  As of June 30, 2002, no companies have indicated a positive response to a merge.

                         SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  STRATEGIC ALLIANCE GROUP, INC.
  By:  /s/  Floyd D. Wilkenson
            ____________________

Name:  Floyd D. Wilkenson
  Title:    Sole Director and Officer
  Date June 30, 2002