Form 10KSB
period 2002-09-30
STRATEGIC ALLIANCE GROUP INC
filed 2002-10-21
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the Fiscal Year ended September 30, 2002

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

                            (772) 283-4490
                      Issuer's telephone Number

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

  The aggregate market value of the voting stock held by non-affiliates
  computed by reference to   the price at which the stock was sold,
  or the average bid and asked price of such, as of a specified date within the prior 60 days was $237,500 based on the average of the
  closing bid and asked   obtained from the OTC Bulletin Board on
  September 30, 2001.

  The number of shares outstanding of each of the Issuer's classes of common equity as of September 30, 2001 was;

            Common Stock   475,000,000 shares


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

  (a) Business Development
  Strategic Alliance Group, Inc. was incorporated under the laws of the State of Florida on October 24, 1983, under the name Bio-Analytic Laboratories, Inc (Florida). On October 25, 1983, this company merged with Bio-Analytic Laboratories, Inc., a Texas corporation.
  The Texas corporation was the surviving company. The sole reason
  for the merger was to effect a change in   its state of domicile
  from the State of Texas to the State of Florida. On October 25, 1983, the date of the merger, Bio-Analytic (Florida) had not issued any of
  its common stock and the   shareholders of Bio-Analytic (Texas)
  became the shareholders of Bio-Analytic (Florida) on a share for share basis.

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

  Since May 6, 1998, Eutro Group Holding, Inc. has not had an operating subsidiary.

  On May 17, 1999, negotiations were concluded by which Eutro Group Holding, Inc. would be acquired by Ivy Entertainment.Com, Inc. in a reverse merger. As consideration for this reverse merger, Eutro was issued and exchanged 8,575,000 shares of its common stock, after it was to undergo a 250 for 1 reverse split. These shares were to be issued to the sole stockholder of Ivy, Mr. Richard Gladstone, in exchange for 1000 shares of common stock of Ivy Entertainment.Com, Inc. that is the total amount of common stock issued and outstanding.

  The shares of Eutro common stock to be received by Mr. Gladstone pursuant to the reverse acquisition agreement would be restricted stock as defined in Rule 144 of the Securities Act.

  A vital clause in the acquisition agreement between Eutro and IVY
  was that Mr. Richard   Gladstone, IVY's sole stockholder, guarantee
  that IVY have a minimum of $6,000,000 in tangible assets when the merger is completed.

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

  This action was instigated by the approach to Wilkenson of a Strategic shareholder group concerned at the unexplainable delays in the fulfillment of the terms of the Acquisition
  Agreement. After due consideration of the arguments presented, Wilkenson chose to invoke Articles 10.1(b) and 10.2 of the Agreement to effect its termination and to be given written notice thereof.

  Gladstone was given 10 days to cure the matters giving rise to
  this situation. Since no cure was   performed, the Agreement was
  terminated effective the 10th business day following receipt by Gladstone. The Acquisition Agreement between Strategic Alliance Group, Inc, and Ivy Entertainment.Com, Inc. is now null and void.

  (b) Business Of Issuer
  Strategic Alliance Group, Inc. offered consulting services to a
  wide range of clients, from small   private companies to medium
  size public companies. It assisted companies in bringing new products to market, provided sales and marketing advice and other general consulting services that were particularly aimed at small to medium sized companies that planned on raising capital in public and private securities offerings.

  Strategic worked with company management and assisted it in the development of a company business plan, in adopting a proper capital structure, develop a consistent corporate story and create and implement a stock option plan.

  Strategic specialized in financial public relations. It advised management in the proper way to disseminate the corporate story to the investing community thereby attracting the attention of stock-buyers to its shares. If the client was a private company, the focus was to get its story to the consumer so that the company is known, held in high esteem and its products preferred by the consumer.

  Strategic's fee was usually divided into two parts. The first was a cash payment to cover direct expenses and the second was a block of the client's common stock. If the client was not, and had no intention of becoming, a public company, then Strategic's entire fee was in cash. As a result of receiving compensation in this manner, Strategic benefited from any appreciation in the price of its clients shares.

  Strategic's clients came to the company by personal referral. It did not engage in extensive advertising in either the financial or the popular media.

  The competitive situation is quite intense as there are a host of persons and companies who offer similar services. These range from corporate giants with offices in most of the developed and developing countries of the world, to the individual who may be specialized in one particular sector. Strategic did not hold itself out as being able to fulfill any request made of it. In the event that a particular client needed expertise outside of that which Strategic could offer, it formed a syndicate with other consulting companies or freelance specialists.

  The personnel situation is as follows. Being a holding company, Strategic Alliance Group, Inc. since its founding in 1991, has not had, and to this day does not have, permanent employees. The company affairs are managed by an unsalaried Board of Directors. At present, Strategic has a contractual agreement with Mezzanine Finance Fund, LLC. a Florida limited liability company, to provide the personnel to manage Strategic's affairs until merger partner is found and a merger completed.

  It is worth emphasizing that the current business of Strategic Alliance Group, Inc. is to place itself in a proper posture to complete a reverse acquisition and continue its existence as a viable entity which is something that it cannot do by continuing under its present modus operandi.

  ITEM  2  DESCRIPTION OF PROPERTY

  (a) Neither Strategic Alliance Group, Inc. nor Bio-Analytic
  Laboratories, Inc., its former subsidiary, owned the offices and production facilities they occupied.

  ITEM  3  LEGAL PROCEEDINGS

     (a)    Pending legal proceedings
  On September 30, 2002, Strategic Alliance Group, Inc. had no pending legal proceedings against it and its management was not aware of any that were awaiting filing.

     (b)    Pending governmental agency procedures
  On September 30, 2002, Strategic Alliance Group, Inc. had no
  pending governmental agency   procedures against it and its
  management was not aware of any that were awaiting submission by any governmental agency.

  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fiscal year covered by this report.

                          PART II
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)Market Information
     (1) The common stock of Strategic Alliance Group, Inc. is traded on the OTC Electronic Bulletin Board "Pink Sheets", under the symbol "STGE".
     (2) The range of the high and low bid for each quarter of the last two fiscal years follows.

  PERIOD      		   HIGH          	 LOW
                	   BID             	 BID
  2002
  1st Qtr                  0.005               0.005
  2nd Qtr                  0.009               0.004
  3rd Qtr                  0.0005              0.0004
  4th Qtr                  0.0005              0.0004

  2001
  1st Qtr                  0.006               0.003
  2nd Qtr                  0.002               0.001
  3rd Qtr                  0.002               0.001
  4th Qtr                  0.016               0.009

  2000
  1st Qtr                  0.017               0.006
  2nd Qtr                  0.088               0.009
  3rd Qtr                  0.054               0.014
  4th Qtr                  0.013               0.004

     (3) The source of the high and low bid information submitted above is the daily summary made available by the OTC
            Electronic Bulletin Board.

     (4) No cash or stock dividends have been declared on the Strategic Alliance Group, Inc. common stock because of a paucity of earnings and of cash with which dividends could have been paid.

     (5) Strategic common stockholders did receive two distributions of assets as follows. On June 12, 1998, for each 1000 shares of common stock held, they received
            2 shares of the common stock of Cypro Environmental Group, Inc. On January 30, 1998, for each 10,000 shares of common stock held, they received 17 shares of Freedom Medical Group, Inc.

  ITEM 5 - 1  DESCRIPTION OF SECURITIES

  Strategic Alliance Group, Inc. has two classes of capital stock outstanding

  A - Common Stock
  On November 4, 1998, documents were filed with the Secretary of State of Florida increasing the authorized common stock of Strategic Alliance Group, Inc. from 100,000,000 to its present amount of 500,000,000 shares.

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

  B - Class A Preferred Stock
  On April 16, 1997, the Articles of Incorporation of Strategic
  Alliance Group, Inc. were amended   to authorize the issuance of
  5,000,000 shares of $.10 par value preferred stock (Class A).

  Strategic stockholders on June 30,1997, were offered the opportunity
  to exchange not more than   80% of their common stock holdings for
  Class A preferred stock. This offer was made to   stockholders of
  record on June 30, 1997. The Class A Preferred Stock will not be sold or made available for purchase by the general public. Under the terms of the exchange offer, a common stockholder who tendered 50 shares of Strategic common stock received one share of Series A Preferred stock and 10 stock warrants. Fractional shares were compensated to the stockholder at the rate of $.04 per common share. Strategic has authorized the issuance of 25,000,000 shares of its common stock to Mezzanine Finance Fund, LLC, its authorized agent to offset any conversions, exchanges or liabilities of any kind from common stockholders that may occur. These will be restricted
  shares under Rule 144.   This will bring the total number of
  issued and outstanding shares to 475,000,000.

  C - Debt securities
  Strategic Alliance Group, Inc. has no debt securities outstanding and has no plans or intentions to issue any such securities.

  D - Other securities to be offered
  At this time, and in this document, Strategic Alliance Group, Inc. is registering no other securities.

  ITEM 6  MANAGEMENT'S PLAN OF OPERATION
  The following description of the financial condition and results of operations should be read in conjunction with financial statements and related notes appearing in Item 8 of this Form
  10-KSB.   Except for the historical information contained herein,
  the discussion in this Form 10-KSB contains forward looking statements that involve risks, uncertainties and assumptions such as statements of plans, objectives, expectations and intentions.
  The cautionary statements made in this Form 10-KSB should be read as being applicable to all forward-looking statements wherever they appear in this document. The actual results, levels of activity, performance, achievements and prospects could differ materially from those discussed below. Factors that could cause or contribute to such differences include those discussed elsewhere in this Form 10-KSB.

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

  ITEM 7 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  The present auditor of Strategic Alliance Group, Inc. is Mr. Aaron
  Stein, CPA, of 534 Willow   Avenue, PO Box 315, Cedarhurst, New York
  11516, telephone, (516) 569 0520.

  Strategic Alliance Group, Inc. has not changed accountants during
  the last two fiscal years, nor   has it had any disagreements with
  the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

  ITEM  8  FINANCIAL STATEMENTS

  STRATEGIC ALLIANCE GROUP, INC.

  AUDITED FINANCIAL STATEMENTS

  Fiscal Years ended September 30, 2002 and 2001



  Table of Contents

  Report of Independent Accountant
  Financial Statements
   Balance Sheet
   Statement of Operations
   Statement of Changes in Stockholders' Deficit
   Statement of Cash Flow
   Notes to Financial Statements



    Aaron Stein
  CERTIFIED PUBLIC ACCOUNT
  981 ALLEN LANE
  P.O. BOX 406
  WOODMERE, NY 11598
  516-569-0520

  To the Board of Directors and Shareholders'

       Strategic Alliance Group, Inc.

  I have audited the accompanying balance sheet of Strategic Alliance Group, Inc. as of September 30, 2002, and the related statement of operations, changes in stockholders' deficit and cash flows for each year September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eutro Strategic Alliance Group, Inc. as of September 30, 2002 and the results of its operations and its cash flows for the two years ended September 30, 2002 and 2001 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, has a very limited operating history, has a shareholder and working capital
  deficiency and has suffered recurring losses since   inception.
  The Company's lack of financial resources and liquidity as of September 30, 2002 raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Aaron Stein
  Woodmere, New York
  October 15, 2002

                    STRATEGIC ALLIANCE GROUP, INC.
                             BALANCE SHEET
                        SEPTEMBER 30, 2002



  ASSETS

  CURRENT TOTAL ASSETS
      Cash and cash equivalents               $         0




  TOTAL ASSETS                                $         0

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
      Preferred dividends                     $         0


  STOCKHOLDERS' DEFICIT
      Common stock, $.10 par value,
      authorized 500,000,000 shares,
      450,000,000 issued and outstanding       45,000,000
      Plus, 25,000,000 Issued but reserved      2,500,000
      for balance of remaining preferred
      shares and cumulated interest,
      Equals 475,000,000

  Additional paid-in capital                 (47,500,000)

  Total Liabilities and Stockholders Equity            0
530:



  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF OPERATIONS


                                          Years ended September 30,
                                           2002               2001

  REVENUE                             $        0      $      0


  GENERAL AND ADMINISTRATIVE EXPENSES          0             0


  OPERATING LOSS                               0             0


  OTHER INCOME (EXPENSES)
   Gain on sale of fixed assets                0             0
   Interest expense                            0             0

             Total


             LOSS BEFORE PROVISION FOR
                INCOME TAXES                   0             0


  INCOME TAXES                                 0             0

  NET LOSS                             $       0      $      0


   LOSS PER SHARE
   Basic                                    nil            nil

  AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
   Basic                            475,000,000     406,249,977



  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
583:
584:
                   Preferred Stock     Common Stock        Additional
                                                            Paid In
                  Shares   Amount   Shares      Amount      Capital
  Balance 9/30/01 197,944 $19,794 406,249,977 $40,624,977

  Balance 9/30/02     0       0   475,000,000 $47,500,000 ($47,500,000)


                   Accumulated
                     Deficit        Total
  Balance 9/30/01                 (134,394)

  Balance 9/30/02                        0


  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CASH FLOWS


                                              ears ended September 30,
                                                  2002        2001

  CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                 $    0     $    0

       Adjustments to reconcile net loss to
            net cash used by operating activities:
                 Gain on sale of fixed assets        0        (45)
                 Issuance of common stock for
                 services rendered and other
                 long-term liabilities               0          0


            Changes in operating assets and liabilities:
                 Accounts payable and accrued
                    expenses                         0          0
                 Preferred dividends   See Note      0          0
                 Other long term-liabilities         0          0

                      Net cash used in operating
                      activities                     0          0


  CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of furniture and equipment 0          0


  CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from sale of common stock            0          0


            NET INCREASE/DECREASE IN CASH AND
                   CASH EQUIVALENTS                  0       (45)
644:
  CASH AND CASH EQUIVALENTS, Beginning               0        174

  CASH AND CASH EQUIVALENTS, Ending            $     0     $    0




  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2002
  Note 1: Organization, Business and Significant Accounting Policies
       Organization

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

  Note 2: Going Concern Consideration
       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
       The Company has a very limited operating history, has a shareholder and working capital deficiency and has had losses since inception. The Company's lack of financial resources and liquidity at September 30, 2002 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been dependent upon raising debt and equity funding to remain in existence as a going concern. Its continued existence is also dependent on equity funding.

       The Company will continue to actively search for other suitable operating companies to effectuate a merger with.

  Note 3: Shareholders' Deficit
       None
                          Part III
  ITEM  9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS;  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
  DIRECTORS AND EXECUTIVE OFFICERS

  The temporary Sole Director of Strategic Alliance Group, Inc. is listed as follows:

                                                  Date of      Term
  Name                 Age     Position           Election    Expires

  Floyd D. Wilkenson   79  Temp. Sole Director  Sept. 1, 2001    --

  On February 26, 2001, Strategic Alliance Group, Inc. responded to
  Mark Colacurcio's notice of   resignation by setting a later date
  of acceptance of his resignation so that the former Board could arrange for a temporary replacement.

  Mr. Colacurcio filled in as Sole Director and President until September of 2001, when Mr. F.D. Wilkenson replaced Mark Colacurcio, as Sole Director.

  SIGNIFICANT EMPLOYEES
  Strategic Alliance Group Inc.'s sole person responsible for
  executive management is Floyd D.   Wilkenson.  Mr. Wilkenson
  is a non-compensated director.

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

  ITEM 10  EXECUTIVE COMPENSATION
  Executive compensation
  The only executive was the President and Chief Executive Officer, Floyd D. Wilkenson. He received no compensation for the services he rendered either in cash or in stock or in any other form of direct compensation or perquisites of any kind.

  Director Compensation
  The directors of Strategic Alliance Group, Inc. received no direct monetary compensation. The directors received no compensation either in stock or in cash or in options or in stock appreciation rights or perquisites of any kind.

  ITEM 11  SECURITY OWNNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (a)    Security ownership of certain beneficial owners.
817:
  As of the date of submission of this Form 10-KSB there is no person (including any "group") known to Strategic Alliance Group, Inc. to be the beneficial owner of more than five percent of Strategic's voting securities.

     (b)    Security ownership of management

  Title of class   Name and address    Amount and nature    Percent
                    of bene. owner    of bene. ownership    of class

  Common Stock   Floyd D. Wilkenson       0  shares           0%
                 3551 SW Corp. Prkwy
                 Palm City, FL 34990

     (c)    Changes in control
  There are no internal arrangements either by agreement or in the by-laws of Strategic Alliance Group, Inc. that would inhibit or prohibit a change in control of the Company.

  ITEM  12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Floyd D. Wilkenson in 1999 was issued 20,000,000 shares of restricted (144) stock for the $470,000 balance of funds advanced to Eutro Group Holding, Inc. by Wilkenson before it became Strategic Alliance Group, Inc. These shares were transferred to a family trust prior to September 2001. They were sent to be transferred by the Transfer Agent in July of 2002.

  ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K
  None

  SIGNATURES
  In accordance with Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Startegic Alliance Group, Inc.
  By / s /  Floyd D. Wilkenson
  ________________________________
  Floyd D. Wilkenson
  Sole Director and Officer
  Date September 30, 2002