Form 10QSB
period 2002-12-31
STRATEGIC ALLIANCE GROUP INC
filed 2003-01-17
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.
  State the number of shares outstanding of each of the issuer's
  classes of common equity, as of   the latest practicable date:
  As of December 31, 2002,

         Common capital stock - 475,000,000 shares

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

              Reviewed Financial Statements
                     (Unaudited)
         Three Months ended December 31, 2002


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



  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT
                                               981 ALLEN LANE
                                                P.O. BOX 406
                                         WOODMERE, NEW YORK 11598


INDEPENDENT AUDITOR'S REPORT
  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic Alliance Group, Inc. as of December 31, 2002, and the related statement of operations for the three months then ended, and the statement of cash flows for the three months then ended. These financial statements are the responsibility of the Corporation's management.

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

  Aaron Stein
  Woodmere, New York
  January 14, 2002


                    STRATEGIC ALLIANCE GROUP, INC.
                           BALANCE SHEET
                Three Months ended December 31, 2002
                            (Unaudited)


  ASSETS

  CURRENT ASSETS
      Cash and cash equivalents                  $         0


      Total cash and cash equivalents            $         0

  LIABILITIES AND STOCKHOLDERS' DEFICIT

      Common Stock:
      $.10 par value,
      Authorized 500,000,000 shares,
      475,000,000 shares issued and outstanding   47,500,000


              Additional paid-in capital         (30,949,945)

              Stockholders Equity                (14,050,055)


  Total Liabilities and Stockholders Deficit    $          0




  See accompanying notes to financial statements


                        STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF OPERATIONS
                    Three Months ended December 31, 2002
                                (Unaudited)



174:
  REVENUE                                       $      0
176:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                             0


  OPERATING LOSS                                       0


  OTHER INCOME (EXPENSES)
   Banking expense                                 ( 144)



  LOSS BEFORE PROVISION FOR
  INCOME TAXES                                     ( 144)


  INCOME TAXES                                         0

  NET LOSS                                             0



  LOSS PER SHARE
   Basic                                               0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic                                     475,000,000



  See accompanying notes to financial statements


                            STRATEGIC ALLIANCE GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Three Months ended December 31, 2002
                                   (Unaudited)
216:
              Pref   Pref    Common   Common  Additional
              Stock  Stock   Stock    Stock   Paid       Accum
              Shares Amount  Shares   Amount  In Capital Deficit Total


Exchange of
Preferred for
Common Shares
Issuance of
Common Shares
For Long Term
Debts
Additional Paid
In Capital                                   (47,500,000)

Net loss                                                 (144)
233:
Bal. 6/30/02  0  0  475,000,000 $47,500,000 (45,126,540)(144) (261,108)
235:
236:
 See accompanying notes to financial statements


        STRATEGIC ALLIANCE GROUP, INC.
                               STATEMENT OF CASH FLOWS
                       Three Months ended December 31, 2002
                                     (Unaudited)




  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                                $          0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                               0
            Issuance of common
              stock for services rendered
               and other long-term
                liabilities                               0

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses                           0
            Preferred dividends                           0
            Other long term-liabilities                   0
            Net cash used in operating
                          activities                   (144)

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                               0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock                 0

  NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (144)
285:
  CASH AND CASH EQUIVALENTS,
  Beginning                                      $      144

  CASH AND CASH EQUIVALENTS,
  Ending                                         $        0


 See accompanying notes to financial statements


                        STRATEGIC ALLIANCE GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   Three Months ended December 31, 2002


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

  Note 2: Going Concern Consideration
       None

  Item 2.  Management's Discussion and Analysis or Plan of Operation.

  These presents should be read in conjunction with the financial statements and notes thereto appearing in Item 1 of this Form. As shown in the Financial Statements, there is little doubt about the ability of the Issuer to continue as a going concern due to its continuing lack of liquidity. It is unlikely that the Issuer can satisfy its cash requirements for the next 12 months without either receiving a substantial infusion of funds or by effecting a merger.

  The Issuer plans no product research or development activity.

  The Issuer has no permanent full time or part time employees.
  There is no problem with significant changes or with any changes in staff. No long term fixed contract exists with any temporary employment service.

  The first quarter of the fiscal year to end September 30, 2003, saw significant activity aimed at a merger of the Issuer with a viable company seeking an established public company as a merger partner. Further information of the negotiations and events leading to them are contained in Item 5 of this Form.

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:

  On December 31, 2002, the Issuer had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

  Pending governmental agency procedures:

  On December 31, 2002, the Issuer had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

  Item 2.  Changes in Securities

  There have been no modifications in the instruments defining the rights of the holders of any class of registered securities.

  There has been no material limitation or qualification of the rights evidenced by any class of registered securities by the issuance or modification of any other class of securities.

  Item 3.  Defaults Upon Senior Securities.

  None.

  Item 4.  Submission of Matters to a Vote of Security Holders.

  There has been no submission of any matter to a vote of security holders during the period covered by this report, through solicitation of proxies or otherwise.

  Item 5.  Other Information.

  In October, 2002, the management of Ritchie's Rich and Ready Inc., a Utah corporation and hereinafter called Ritchie's, started merger discussions with a Florida corporation named Freedom
  Medical Group, Inc. In a special meeting of Ritchies Board of
  Directors, held on   November 18, 2002, consideration was given
  to the merger of Ritchie's with Freedom. The merger was put to a vote. Since Ritchie's is a private company, all the shares were voted either by their owners or by proxy. Eighty seven percent (87%)
  were cast in favor of the   merger. Mr. Leon Caldwell, was
  appointed Ritchie's Corporate Secretary and given authority and instructions to consummate such merger.

  In late November the merger was concluded  Upon completion of the
  merger, papers were   filed with the Sate of Florida changing the
  name of the company from Freedom to Country   Wide Foods, Inc. which
  shall be hereinafter referred to as Countrywide.

  Merger discussions were immediately started by Countrywide with
  the Sole Manager and   Director of the Issuer, Mr. Floyd D.
  Wilkenson. The discussions became very serious and a plan of operation was finally agreed upon. On December 10, 2002, the Issuer filed a Report 14C Information Statement. It announced the Issuer's intention to merge and will become Country Wide Foods, Inc.

  The Issuer issued two press releases. The first on December 16,
  2002, officially announced   the merger discussions and gave
  details of the operations of Ritchie's. The second on December 23, 2002, announced that Capital Group International concluded arrangements for the provision of a bridge loan in the amount of $1,000,000 to Countrywide. These funds will be made available to Ritchie's for use as working capital.

  On December 31, 2002, most of the terms and conditions of this
  merger had been agreed   upon. Countrywide would be the surviving
  company and its first wholly owned operating subsidiary would be Ritchie's.

  Countrywide has developed a proprietary non-patented process to produce a new line of innovative deep fried turkeys and turkey
  breasts. The process provides for injecting the   turkeys with
  special recipe marinades, cooking them in deep frying vats, packaging them and distributing them to the sellers. The company objective is to obtain a sizeable and profitable section of the home meal replacement market.

  Countrywide feels it has identified a profitable niche market
  in the food and particularly the   home meal replacement market
  which is presently a $100 billion market and which food analysts expect to double by the year 2010.

  Full details of the new company will be released after the
  closing. At this time, for the   information of the investing
  public, the Issuer is prepared to say that the board of
  directors and management team of Countrywide will be composed
  of the following persons: John   Baird, Robert Stenquist,
  Jason Lee, Leon Caldwell, Richard McIntosh, Brian Baskett,
  Laurin O'Keefe, Jeffrey Jackey, Ron Carey and Paul Schuetzle.
  Extended biographies of the   management team and the positions
  they will occupy will be supplied after completion of the merger.

  SIGNATURES
  In accordance with the requirements of the Exchange Act, the
  registrant caused this report to   be signed on its behalf by
  the undersigned, thereunto duly authorized.

  STRATEGIC ALLIANCE GROUP, INC.
  By:  /s/ Floyd D. Wilkenson
       ____________________
  Name:  Floyd D. Wilkenson
  Title:    Sole Director and Officer
  Date December 31, 2002