Form 10QSB
period 2003-03-31
STRATEGIC ALLIANCE GROUP INC
filed 2003-07-10
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2003

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  As of March 31, 2003,

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



               PART 1   FINANCIAL INFORMATION

  Item 1.   Financial Statements.

                  FINANCIAL STATEMENTS
             STRATEGIC ALLIANCE GROUP, INC.
             Reviewed Financial Statements
                     (Unaudited)
           Six Months ended March 31, 2003


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


  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT
                                               981 ALLEN LANE
                                                P.O. BOX 406
                                          WOODMERE, NEW YORK 11598

INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic Alliance Group, Inc. as of March 31, 2003, and the related statement of operations for the six months then ended, and the statement of cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management.

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

  Aaron Stein
  Woodmere, New York
  April 12, 2003

                   STRATEGIC ALLIANCE GROUP, INC.
                          BALANCE SHEET
                Six Months ended March 31, 2003
                           (Unaudited)

  ASSETS

  CURRENT ASSETS
      Cash and cash equivalents               $            0


      Total cash and cash equivalents         $            0

  LIABILITIES AND STOCKHOLDERS' DEFICIT

      Common Stock:
      $.10 par value,
      Authorized 500,000,000 shares,
      475,000,000 shares issued and outstanding   47,500,000


              Additional paid-in capital         (44,788,823)

              Stockholders Equity                 (2,711,177)


  Total Liabilities and Stockholders Deficit  $            0




  See accompanying notes to financial statements


                       STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF OPERATIONS
                      Six Months ended March 31, 2003
                               (Unaudited)



  REVENUE                                    $      0
171:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                          0


  OPERATING LOSS                                    0


  OTHER INCOME (EXPENSES)
   Banking expense                                  0



  LOSS BEFORE PROVISION FOR
  INCOME TAXES                                      0


  INCOME TAXES                                      0

  NET LOSS                                          0



  LOSS PER SHARE
   Basic                                            0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  Basic                                   475,000,000



  See accompanying notes to financial statements



                         STRATEGIC ALLIANCE GROUP, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Six Months ended March 31, 2003
                               (Unaudited)
212:
          Pref   Pref   Common Common  Additional
          Stock  Stock  Stock  Stock   Paid        Accum
          Shares Amount Shares Amount  In Capital  Deficit Tot.Deficit


  Exchange
  of Pref.
  Comm Shrs

  Iss. of
  Comm Shrs
  For Long
  Term Debts

  Addtl Paid
  In Capital                              (44,788,823)

  Net loss
231:
  Balance
  3/31/03    0     0    475MM $47,500,000 (44,788,823)   (2,711,177)
234:
235:
236:
  See accompanying notes to financial statements

                STRATEGIC ALLIANCE GROUP, INC.
                         STATEMENT OF CASH FLOWS
                   Six Months ended March 31, 2003
                             (Unaudited)

244:
  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                                   $              0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                                       0
            Issuance of common
               stock for services rendered
               and other long-term
                liabilities                                       0

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses                                   0
            Preferred dividends                                   0
            Other long term-liabilities                           0
            Net cash used in operating
                          activities                              0

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                                       0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock                         0

  NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                                0
282:
  CASH AND CASH EQUIVALENTS,
  Beginning                                                       0

  CASH AND CASH EQUIVALENTS,
  Ending                                                          0



    See accompanying notes to financial statements


                        STRATEGIC ALLIANCE GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS
                      Six Months ended March 31, 2003


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

  The second quarter of the fiscal year to end September 30, 2003,
  saw significant activity   aimed at a merger of the Issuer with
  a viable company seeking an established public company as a merger partner. Further information of the negotiations and events leading to them are contained in Item 5 of this Form.

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:
  On March 31, 2003, the Issuer had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

  Pending governmental agency procedures:
  On March 31, 2003, the Issuer had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

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

  In late November the merger was concluded.  Upon completion of
  the merger, papers were   filed with the Sate of Florida changing
  the name of the company from Freedom to Country   Wide Foods,
  Inc., which shall be hereinafter referred to as Countrywide.

  Merger discussions were immediately started by Countrywide with
  the Sole Manager and   Director of the Issuer, Mr. Floyd D.
  Wilkenson. The discussions became very serious and a plan of operation was finally agreed upon. On December 10, 2002, the
  Issuer filed a Report   14C Information Statement. It announced
  the Issuer's intention to merge and become a   wholly owned
  subsidiary of Countrywide.

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

  On December 31, 2002, most of the terms and conditions of this
  merger had been agreed   upon. Countrywide would be the surviving
  company with its first wholly owned operating   subsidiary would
  be Ritchie's.

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

  On December 11, 2002, Country Wide Foods, Inc. received a loan commitment from Capital Group International, an investment banking group Located in Pompano Beach, Florida. The loan amount is for $1,000,000. These funds, when disbursed,
  are earmarked for the leasing   and equipping of Countrywide's
  facility in Utah to process the turkeys,

  In the current quarter, the Issuer has been occupied in supplying the required information to the Securities & Exchange Commission and waiting for the SEC approval so the following developments can occur.

       1.   A reverse split of the common stock at a rate of 1 for
            250. This has been approved by shareholders.
            See Exhibit B.
       2.   A name change from STGE to Country Wide Foods, Inc.
       3.   Notification of the changes to Depository Trust Company
       4.   Notification to Automatic Data Processing, Inc.
       5.   Notification to Issuer's transfer agent

  It has been mutually agreed that the closing of this transaction will occur as soon as possible after the conclusion of the above mentioned events.

  SIGNATURES
  Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Strategic Alliance Group, Inc. (the "Company") hereby certifies that:

  The report on Form 10QSB of the Company, dated March 31, 2003, as amended, (the "Report") fully complies with the requirements
  of Section 13(a) or Section 15(d), as   applicable, of the
  Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of March 31, 2003.

  STRATEGIC ALLIANCE GROUP, INC.
  By:  /s/ Floyd D. Wilkenson
       ____________________
  Name:  Floyd D. Wilkenson
  Title:    Sole Director and Officer
  Date March 31, 2003