Form 10KSB/A
period 2002-09-30
STRATEGIC ALLIANCE GROUP INC
filed 2003-08-18
CIK 737455

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

  Since May 6, 1998, Eutro Group Holding, Inc. has not had an operating subsidiary.

  On May 17, 1999, negotiations were concluded by which Eutro Group
  Holding, Inc. would be   acquired by Ivy Entertainment.Com, Inc.
  in a reverse merger.  As consideration for this reverse merger,
  Eutro was issued and exchanged 8,575,000 shares of its common stock, after it was undergo a 250 for 1 reverse split. These shares were to be issued to the sole stockholder of Ivy, Mr. Richard Gladstone, in exchange for 1000 shares of common stock of Ivy Entertainment.Com, Inc.which is the total amount of common stock issued and outstanding. The shares of Eutro common stock to be received by Mr. Gladstone
  pursuant to the reverse   acquisition agreement would be restricted
  stock as defined in Rule 144 of the Securities Act.

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

  PERIOD                    HIGH                LOW
                            BID                 BID
  2002
  1st Qtr                  0.005               0.005
  2nd Qtr                  0.009               0.004
  3rd Qtr                  0.005               0.004
  4th Qtr                  0.005               0.004

  2001
  1st Qtr                  0.006               0.003
  2nd Qtr                  0.002               0.001
  3rd Qtr                  0.002               0.001
  4th Qtr                  0.016               0.009

  2000
  1st Qtr                  0.017               0.006
  2nd Qtr                  0.088               0.009
  3rd Qtr                  0.054               0.014
  4th Qtr                  0.013               0.004

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

  Aaron Stein
  Woodmere, New York
  October 15, 2002


  STRATEGIC ALLIANCE GROUP, INC.
          BALANCE SHEET
        SEPTEMBER 30, 2002



  ASSETS

  CURRENT TOTAL ASSETS
      Cash and cash equivalents              $            0


  TOTAL ASSETS                               $            0

  LIABILITIES AND STOCKHOLDERS' DEFICIT      $            0

  CURRENT LIABILITIES
      Preferred dividends                    $            0


  STOCKHOLDERS' DEFICIT
      Common stock, $.10 par value,
      authorized 500,000,000 shares,
      475,000,000 issued and outstanding         47,500,000


  Additional paid-in capital                    (47,500,000)

  Total Liabilities and Stockholders Equity  $            0
522:


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


  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
574:
575:
                 Pref Stock      Com Stock            Additional
                                                       Paid In
         Shrs Amount   Shrs        Amount               Capital
  Bal 9/30/01 97,944 19,794 406,249,977 40,624,977
  Bal 9/30/02    0     0    475,000,000 47,500,000   (44,788,823)


                 Accum Deficit          Total

  Bal 9/30/01
  Bal 9/30/02    (2,711,177)         (47,500,000)


Note:
  In the fourth quarter of the fiscal year ending 9/30/02, resolutions were passed and the following shares of common stock were issued.

  44,788,823 shares to Mezzanine Finance Fund LLC to provide for future exchange of Preferred Stock.

  23,961,200 shares to the company transfer agent for the exchange of shares Preferred Stock and accumulated interest submitted for exchange.


  See accompanying notes to financial statements


  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CASH FLOWS
                                            Years ended September 30,
                                           2002                  2001

  CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                           $     0            $      0

       Adjustments to reconcile net loss to
            net cash used by operating
              activities:
                 Gain on sale of fixed
                   assets                       0                 (45)
                 Issuance of common stock
                   for services rendered
                    and other long-term
                    liabilities                 0                   0


            Changes in operating assets
            and liabilities:
                 Accounts payable and accrued
                   expenses                  (129)                  0
                 Preferred dividends
                   See Note                     0                   0
                 Other long term-liabilities    0                   0

                      Net cash used in
                        operating activities (129)                (45)


  CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of furniture
         and equipment                          0                  0


  CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from sale of common stock       0                  0


            NET INCREASE/DECREASE IN CASH AND
                 CASH EQUIVALENTS            (129)               (45)
650:
  CASH AND CASH EQUIVALENTS, Beginning        129                174

  CASH AND CASH EQUIVALENTS, Ending       $     0             $  129



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

  Mr. Colacurcio filled in as Sole Director and President until September of 2001, when Mr. F.D. Wilkenson could replace Mark
  Colacurcio, as Sole Director.


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

  Director Compensation
  The directors of Strategic Alliance Group, Inc. receive no direct monetary compensation. The directors receive no compensation either in stock or in cash or in options or in stock appreciation rights or perquisites of any kind.

  ITEM 11  SECURITY OWNNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (a)    Security ownership of certain beneficial owners.
829:
  As of the date of submission of this Form 10-KSB there is no person (including any "group") known to Strategic Alliance Group, Inc. to be the beneficial owner of more than five percent of Strategic's voting securities.

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

  Floyd D. Wilkenson in 1999 was issued 20,000,000 (144) shares of
  stock for the $470,000   balance of funds advanced to Eutro
  Group Holding, Inc. before it became Strategic Alliance
  Group, Inc.  These shares were transferred to a family trust
  prior to September 2001.  However,   they were sent to be
  transferred by the Transfer Agent in July of 2002.

  ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K

  None

  SIGNATURES

  Certification of Chief Executive Officer Pursuant to Section
  906 of the
                Sarbanes Oxley Act of 2002

  Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes Oxley Act of 2002, the undersigned officer of Strategic Alliance Group, Inc.(the "Company") hereby certifies that:

  (i) the Financial Report on Amended Form 10K-SB of the Company for the annual period ended September 30, 2002 , as amended, (the Report) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

  (ii) the information contained in the Report fairly presents,
  in all material respects, the financial   condition and results
  of operations of the Company as of, and for, the periods presented in the Report.
                                /s/   FLOYD D. WILKENSON
                                ----------------------------------
                                Floyd D. Wilkenson
                                President & Chief Executive Officer


  Dated:  August 14, 2003


  Certification of Chief Financial Officer Pursuant to Section 906 of the
                Sarbanes Oxley Act of 2002

  Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes Oxley Act of 2002 the undersigned officer of Starategic Alliance Group, Inc. (the "Company") hereby certifies that:

  (i) the Financial Report on Form 10K-SB of the Company for the
  annual period ended September   30, 2003 , as amended,
  (the Report) fully complies with the requirements of Section
  13(a) or   Section 15(d), as applicable, of the Securities
  Exchange Act of 1934, as amended; and

  (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.
                                /s/    FLOYD D. WILKENSON
                                ----------------------------------
                                Floyd D. Wilkenson
                                President & Chief Financial Officer

  Dated:  August 14, 2003