Form 10QSB
period 2003-06-30
STRATEGIC ALLIANCE GROUP INC
filed 2003-10-17
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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



               PART 1   FINANCIAL INFORMATION

  Item 1.   Financial Statements.


                  FINANCIAL STATEMENTS
              STRATEGIC ALLIANCE GROUP, INC.
               Reviewed Financial Statements
                       (Unaudited)
               Nine Months ended June 30, 2003


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




  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT
                                               981 ALLEN LANE
                                                P.O. BOX 406
                                         WOODMERE, NEW YORK 11598


  INDEPENDENT AUDITOR'S REPORT
  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic Alliance Group, Inc. as of June 30, 2003, and the related statement of operations for the six months then ended, and the statement of cash flows for the nine months then ended. These financial statements are the responsibility of the Corporation's management.

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

  Aaron Stein
  Woodmere, New York
  July 22, 2003


                     STRATEGIC ALLIANCE GROUP, INC.
                            BALANCE SHEET
                  Nine Months ended June 30, 2003
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




  See accompanying notes to financial statements



                       STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF OPERATIONS
                       Nine Months ended June 30, 2003
                              (Unaudited)



177:
  REVENUE                                          $      0
179:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                                0


  OPERATING LOSS                                          0


  OTHER INCOME (EXPENSES)
   Banking expense                                        0



  LOSS BEFORE PROVISION FOR
  INCOME TAXES                                            0


  INCOME TAXES                                            0

  NET LOSS                                                0



  LOSS PER SHARE
   Basic						  0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic                                        475,000,000



  See accompanying notes to financial statements



                           STRATEGIC ALLIANCE GROUP, INC.
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Nine Months ended June 30, 2003
                                       (Unaudited)
220:
             Preferred Preferred Common Common Additional
                Stock    Stock   Stock  Stock  Paid       Accum
                Shares   Amount  Shares Amount In Capital Deficit Total


  Exchange of
  Preferred for
  Common Shares
  Issuance of
  Common Shares
  For Long Term
  Debts
  Additional Paid
  In Capital                                         (47,500,000)
  Net loss
236:
  Balance 6/30/03  0    0    475,000,000 $47,500,000 (47,500,000)  0
238:
239:
240:

242:
     See accompanying notes to financial statements


                         STATEMENT OF CASH FLOWS
                   Nine Months ended June 30, 2003
                              (Unaudited)



  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                                   $         0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                                 0
            Issuance of common
               stock for services rendered
               and other long-term
                liabilities                                 0

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses                             0
            Preferred dividends                             0
            Other long term-liabilities                     0
            Net cash used in operating
                          activities                        0

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                                 0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock                   0

  NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                          0
289:
  CASH AND CASH EQUIVALENTS,
  Beginning                                                 0

  CASH AND CASH EQUIVALENTS,
  Ending                                                    0



  See accompanying notes to financial statements



                        STRATEGIC ALLIANCE GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS
                       Nine Months ended June 30, 2003


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

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:

  On June 30, 2003, the Issuer had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

  Pending governmental agency procedures:

  On June 30, 2003, the Issuer had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

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

  Item 5.  Other Information.
  None.

  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange
  Act, the registrant   caused this report to be signed on its
  behalf by the undersigned, thereunto duly authorized.

  Strategic Alliance Group, Inc.
  (Registrant)

  By /s/  Floyd D. Wilkenson
          CEO and Sole Director
          (Signature and Title)

  Date: June 30, 2003
  In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By /s/   Floyd D.Wilkenson
           CEO and Sole Director
           (Signature and Title)

  Date: June 30, 2003


                 CERTIFICATIONS PURSUANT TO
                       SECTION 302 OF
               THE SARBANES-OXLEY ACT OF 2002

  CERTIFICATION
  I, Floyd D. Wilkenson, certify that:
  1. I have reviewed this quarterly report on Form 10-QSB of
     Strategic Alliance Group,   Inc.;
  2. Based on my knowledge, this quarterly report does not contain
     any untrue   statement of a material fact or omit to state a
     material fact necessary to make the   statements made, in light
     of the circumstances under which such statements were   made,
     not misleading with respect to the period covered by this
     quarterly report;
  3. Based on my knowledge, the financial statements, and other
     financial information   included in this quarterly report,
     fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  4. I, being the sole director and officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5. I, being the sole director and officer have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
     (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. I, being the sole director and officer have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: June 30, 2003

  /s/ Floyd D. Wilkenson
  Floyd D. Wilkenson
  Chief Executive Officer/Sole Director


  CERTIFICATION
  I, Floyd D. Wilkenson, certify that:
  1. I have reviewed this quarterly report on Form 10-QSB of
     Strategic Alliance Group,   Inc.;
  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light
     of the circumstances under which such statements were   made,
     not misleading with respect to the period covered by this
     quarterly report;
  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial
     condition, results of operations and cash flows of the
     registrant as of, and for, the   periods presented in this
     quarterly report;
  4. I, being the sole director and officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,
     including its consolidated subsidiaries, is made
     known to us by others within those entities, particularly
     during the period in which this quarterly report is being
     prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
     and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors
     and the audit committee of registrant's   board of directors
     (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of
     internal controls which   could adversely affect the registrant's
     ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management
     or other employees   who have a significant role in the
     registrant's internal controls; and
  6. I, being the sole director and officer have indicated in
     this quarterly report whether   or not there were significant
     changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: June 30, 2003
  /s/ Floyd D. Wilkenson
  Floyd D. Wilkenson
  Sole Director