Form 10KSB
period 2003-09-30
STRATEGIC ALLIANCE GROUP INC
filed 2004-05-19
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the Fiscal Year ended September 30, 2003

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

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the prior 60 days was $237,500 based on the average of the closing bid and asked obtained from the OTC Bulletin Board on September 30, 2003.

  The number of shares outstanding of each of the Issuer's classes of common equity as of September 30, 2003 was;

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



                          PART  I.

  Statements contained in this Form that are not historical facts are forward looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995.
  Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from original estimates. Such risks and uncertainties are detailed in filings with the Securities And Exchange Commission, including without limitation in Item 1
  "DESCRIPTION OF BUSINESS" and Item 6 MANAGEMENT DISCUSSION AND NALYSIS OR PLAN OF OPERATION" below.

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

  On May 6, 1998, Eutro Group Holding, Inc. sold its Bio-Analytic Laboratories, Inc. subsidiary to Cypro Environmental Group, Inc., a privately held corporation incorporated under the laws of the State of Florida. As consideration for this sale, Eutro received
  500,000 shares of Cypro common   stock that it valued at $1,000,000.

  Since May 6, 1998, Eutro Group Holding, Inc. has not had an operating subsidiary.

  On May 17, 1999, negotiations were concluded by which Eutro Group Holding, Inc. would be acquired by Ivy Entertainment.Com, Inc. in a reverse merger. As consideration for this reverse merger, Eutro issued and exchanged 8,575,000 shares of its common stock, after it was to undergo a 250 for 1 reverse split. These shares were to be issued to the sole stockholder of Ivy, Mr. Richard Gladstone, in exchange for 1000 shares of common stock of Ivy Entertainment.Com, Inc. which is the total amount of Ivy common stock issued and outstanding.

  The shares of Eutro common stock to be received by Mr. Gladstone pursuant to the reverse acquisition agreement would be restricted stock as defined in Rule 144 of the Securities Act.

  A vital clause in the acquisition agreement between Eutro and IVY as that Mr. Richard Gladstone, Ivy's sole stockholder, guarantee that IVY have a minimum of $6,000,000 in tangible assets when the merger is completed.

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

  The Acquisition Agreement between Strategic Alliance Group, Inc, and Ivy Entertainment.Com, Inc. is now null and void.

  In October, 2002, the management of Ritchie's Rich and Ready Inc., a Utah corporation and hereinafter called Ritchie's, started merger discussions with a Florida corporation named Freedom Medical Group, Inc. In a special meeting of Ritchie's Board of
  Directors, held on   November 18, 2002, consideration was given
  to the merger of Ritchie's with Freedom. The merger was put to a vote. Since Ritchie's is a private company, all the shares were voted either by their owners or by proxy. Eighty seven percent (87%) were cast in favor of the merger. Mr. Leon Caldwell, was appointed Ritchie's Corporate Secretary and given authority and instructions to consummate such merger.

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

     (a)    Pending legal proceedings

  On September 30, 2003, Strategic Alliance Group, Inc. had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

     (b)    Pending governmental agency procedures

  On September 30, 2003, Strategic Alliance Group, Inc. had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any governmental agency.

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

  PERIOD                   HIGH                LOW
                           BID                 BID
  2003
  1st Qtr                  0.005               0.005
  2nd Qtr                  0.009               0.004
  3rd Qtr                  0.005               0.004
  4th Qtr                  0.005               0.004

  2002
  1st Qtr                  0.006               0.003
  2nd Qtr                  0.002               0.001
  3rd Qtr                  0.002               0.001
  4th Qtr                  0.016               0.009

  2001
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

  Fiscal Years ended September 30, 2003 and 2002




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



    Aaron Stein
  CERTIFIED PUBLIC ACCOUNT
  981 ALLEN LANE
  P.O. BOX 406
  WOODMERE, NY 11598

  To the Board of Directors and Shareholders'
       Strategic Alliance Group, Inc.

  I have audited the accompanying balance sheet of Strategic Alliance Group, Inc. as of September 30, 2003, and the related statement of operations, changes in stockholders' deficit and cash flows for each year September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eutro Strategic Alliance Group, Inc. as of September 30, 2003 and the results of its operations and its cash flows for the two years ended September 30, 2003 and 2002 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, has a very limited operating history, has a shareholder and working capital deficiency and has suffered recurring losses since inception.

  The Company's lack of financial resources and liquidity as of September 30, 2003 raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Aaron Stein
  Woodmere, New York
  October 15, 2003




                             STRATEGIC ALLIANCE GROUP, INC.
                                    BALANCE SHEET
                                SEPTEMBER 30, 2003



  ASSETS
 TOTAL ASSETS
      Cash and cash equivalents                  $         0




  TOTAL ASSETS                                   $         0

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
      Preferred dividends                        $         0


  STOCKHOLDERS' DEFICIT
      Common stock, $.10 par value,
              Authorized 500,000,000 shares
      475,000,000 issued and outstanding           47,500,000


  Additional paid-in capital                      (47,500,000)

  Total Liabilities and Stockholders Equity      $          0
642:


  See accompanying notes to financial statements





  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF OPERATIONS




                                          Years ended September 30,
                                          2003                2002

  REVENUE                             $       0           $       0


  GENERAL AND ADMINISTRATIVE EXPENSES         0                   0


  OPERATING LOSS                              0                   0


  OTHER INCOME (EXPENSES)
   Gain on sale of fixed assets               0                   0
   Interest expense                           0                   0

             Total

             LOSS BEFORE PROVISION FOR
             INCOME TAXES                     0                   0


  INCOME TAXES                                0                   0

  NET LOSS                            $       0           $       0




  LOSS PER SHARE
   Basic                                    nil                 nil

  AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
   Basic                            475,000,000         475,000,000




  See accompanying notes to financial statements



  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
702:
703:
                   Pref Stock        Common Stock           Additional
                                                             Paid In
               Shares    Amount   Shares      Amount         Capital
  Bal 9/30/02    0         0    475,000,000  $47,500,000  (44,788,823)
  Bal 9/30/03    0         0    475,000,000  $47,500,000  (44,788,823)


		  Accumulated
		    Deficit          Total
  Bal (Cont.)
      9/30/02     (2,711,177)     (47,500,000)
      9/30/03     (2,711,177)     (47,500,000)


  Note:
  In the fourth quarter of the fiscal year ending 9/30/02, resolutions were passed and the following shares of common stock were issued.

  44,788,823 shares to Mezzanine Finance Fund LLC to provide for future exchange of Preferred Stock.

  23,961,200 shares to the company transfer agent for the exchange of shares Preferred Stock and accumulated interest submitted for exchange.

730:
  See accompanying notes to financial statements




  STRATEGIC ALLIANCE GROUP, INC.
  STATEMENT OF CASH FLOWS

                                             Years ended September 30,
                                              2003               2002

  CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                              $       0      $        0

       Adjustments to reconcile net loss to
            net cash used by operating
            activities:
                 Gain on sale of fixed assets        0               0
                 Issuance of common stock for
                 services rendered and other
                    long-term liabilities            0               0


            Changes in operating assets and
            liabilities:
                 Accounts payable and accrued
                   expenses                          0            (129)
                 Preferred dividends  See Note       0               0
                 Other long term-liabilities         0               0

                      Net cash used in
                      operating activities           0            (129)


  CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of furniture
          and equipment                              0               0


  CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from sale of common stock            0               0


            NET INCREASE/DECREASE IN CASH AND
            CASH EQUIVALENTS                         0            (129)
779:
  CASH AND CASH EQUIVALENTS, Beginning               0             129

  CASH AND CASH EQUIVALENTS, Ending          $       0        $      0




  See accompanying notes to financial statements




  STRATEGIC ALLIANCE GROUP, INC.
  NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2003

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
           PERSONS;  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
           ACT

  DIRECTORS AND EXECUTIVE OFFICERS

  The temporary Sole Director of Strategic Alliance Group,
  Inc. is listed as follows:

                                                   Date of     Term
  Name                 Age    Position             Election    Expires

  Floyd D. Wilkenson    80   Temp. Sole Director  Sept. 1, 2001  --


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

  ITEM 10  EXECUTIVE COMPENSATION

  Executive compensation
  The only executive was the Sole Director, Floyd D. Wilkenson.
  He received no compensation for the services he rendered either in cash or in stock or in any other form of direct compensation or perquisites of any kind.

  Director Compensation

  The directors of Strategic Alliance Group, Inc. receive no direct monetary compensation. The directors receive no compensation either in stock or in cash or in options or in stock appreciation rights or perquisites of any kind.

  ITEM 11  SECURITY OWNNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (a)    Security ownership of certain beneficial owners.
972:
  As of the date of submission of this Form 10-KSB there is no person (including any "group") known to Strategic Alliance Group, Inc. to be the beneficial owner of more than five percent of Strategic's voting securities.

     (b)    Security ownership of management

  Title of class      Name/Address       Amount and nature   Percent
  of beneficial  of beneficial ownership    of class
  owner

  Common Stock    Floyd D. Wilkenson       0  shares           0%
                  3551 SW Corp. Pkwy
                  Palm City, FL 34990

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

  Strategic Alliance Group, Inc.
  (Registrant)

  By ___/s/  Floyd D. Wilkenson, CEO and Sole Director__
  (Signature and Title)

  Date: September 30, 2003
  In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By /s/ Floyd D.Wilkenson, CEO and Sole Director
     (Signature and Title)

  Date: September 30, 2003


                 CERTIFICATIONS PURSUANT TO
                       SECTION 302 OF
               THE SARBANES-OXLEY ACT OF 2002

  CERTIFICATION
  I, Floyd D. Wilkenson, certify that:

  1. I have reviewed this annual report on Form 10-K SB of Strategic Alliance Group, Inc.;
  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were
     made, not misleading with   respect to the period covered by
     this annual report;
  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: September 30, 2003

  /s/ Floyd D. Wilkenson
  Floyd D. Wilkenson
  Chief Executive Officer/Sole Director


  CERTIFICATION
  I, Floyd D. Wilkenson, certify that:
  1. I have reviewed this annual report on Form 10-K SB of Strategic Alliance Group, Inc.;
  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were
     made, not misleading with   respect to the period covered by
     this annual report;
  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
     Date"); and
  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5. The registrant's other certifying officers and I have
     disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. The registrant's other certifying officers and I have
     indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls
     subsequent to the date of our most recent   evaluation,
     including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: September 30, 2003
  /s/ Floyd D. Wilkenson
  Floyd D. Wilkenson
  Sole Director