Form 10QSB
period 2003-12-31
STRATEGIC ALLIANCE GROUP INC
filed 2004-05-20
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2003

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  As of December 31, 2003,

          Common capital stock   1,900,000 shares

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




               PART 1   FINANCIAL INFORMATION

  Item 1.   Financial Statements.


                  FINANCIAL STATEMENTS
              STRATEGIC ALLIANCE GROUP, INC.
              Reviewed Financial Statements
                     (Unaudited)
          Three Months ended December 31, 2003



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





  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT

                                               981 ALLEN LANE
                                                P.O. BOX 406
                                           WOODMERE, NEW YORK 11598


  INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic Alliance Group, Inc. as of December 31, 2003, and the related statement of operations for the three months then ended, and the statement of cash flows for the three months then ended. These financial statements are the responsibility of the Corporation's management.

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

  Aaron Stein
  Woodmere, New York
  January 25, 2004




                      STRATEGIC ALLIANCE GROUP, INC.
                               BALANCE SHEET
                   Three Months ended December 31, 2003
                               (Unaudited)


  ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                   $            0


      Total cash and cash equivalents           $            0

  LIABILITIES AND STOCKHOLDERS' DEFICIT

      Common Stock:
      $.10 par value,
      Authorized 500,000,000 shares,
      1,900,000 shares issued and outstanding       47,500,000


              Additional paid-in capital           (47,500,000)



  Total Liabilities and Stockholders Equity     $            0



  See accompanying notes to financial statements




                         STRATEGIC ALLIANCE GROUP, INC.
                           STATEMENT OF OPERATIONS
                     Three Months ended December 31, 2003
                                 (Unaudited)


192:
  REVENUE                                            $      0
194:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                                  0


  OPERATING LOSS                                            0


  OTHER INCOME (EXPENSES)
   Banking expense                                          0



  LOSS BEFORE PROVISION FOR
  INCOME TAXES                                              0


  INCOME TAXES                                              0

  NET LOSS                                                  0



  LOSS PER SHARE
   Basic                                                    0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic                                            1,900,000



  See accompanying notes to financial statements



                     STRATEGIC ALLIANCE GROUP, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 Three Months ended December 31, 2003
                             (Unaudited)

                 Pref    Pref   Common Common  Additional
                 Stock   Stock  Stock  Stock   Paid        Accum
                 Shares  Amount Shares Amount  In Capital  Deficit Tot


  Exchange of
  Preferred for
  Common Shares

  Issuance of
  Common Shares
  For Long Term
  Debts

  Additional Paid
  In Capital                                      (47,500,000)
  Net loss
253:
  Balance 12/31/03  0    0  1,900,000 $47,500,000 (47,500,000)     0
255:
256:
257:
     See accompanying notes to financial statements



                STATEMENT OF CASH FLOWS
          Three Months ended December 31, 2003
                     (Unaudited)




  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                                 $         0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                               0
            Issuance of common
               stock for services rendered
               and other long-term
                liabilities                               0

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses                           0
            Preferred dividends                           0
            Other long term-liabilities                   0
            Net cash used in operating
                          activities                      0

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                               0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock                 0

  NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                        0
306:
  CASH AND CASH EQUIVALENTS,
  Beginning                                               0

  CASH AND CASH EQUIVALENTS,
  Ending                                                  0


          See accompanying notes to financial statements


                     STRATEGIC ALLIANCE GROUP, INC.
                     NOTES TO FINANCIAL STATEMENTS
                  Three Months ended December 31, 2003


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

  Note 2: Going Concern Consideration

       None

  Item 2.  Management's Discussion and Analysis or Plan of Operation.

  These presents should be read in conjunction with the financial
  statements and notes thereto   appearing in Item 1 of this Form.
  As shown in the Financial Statements, there is little doubt about the inability of the Issuer to continue as a going concern due to its continuing lack of liquidity. It is unlikely that the Issuer can satisfy its cash requirements for the next 12 months without either receiving a substantial infusion of funds or by effecting a merger.

  The Issuer plans no product research or development activity.

  The Issuer has no permanent full time or part time employees.
  There is no problem with   significant changes or with any
  changes in staff. No long term fixed contract exists with any temporary employment service.


  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:

  On December 31, 2003, Issuer had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

  Pending governmental agency procedures:

  On December 31, 2003, Issuer had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any government agency.

  Item 2.  Changes in Securities

  There have been no modifications in the instruments defining the rights of the holders of any class of registered securities.

  There has been no material limitation or qualification of the rights evidenced by any class of registered securities by the issuance or modification of any other class of securities.

  Having secured prior approval from a vote of Issuer's stockholders,
  Management effected, on   November 4, 2003, a reverse split of
  its common stock outstanding by a ratio of 1 new common share for 250 old shares. The Issuer's trading symbol was changed to SGCA and the number of Issuer's post reverse split shares outstanding is 1, 900,000.

  Item 3.  Defaults Upon Senior Securities.

  None.

  Item 4.  Submission of Matters to a Vote of Security Holders.

  There has been no submission of any matter to a vote of security holders during the period covered by this report, through solicitation of proxies or otherwise.

  Item 5.  Other Information.

  Prior 10K and 10Q reports of Issuer have contained details of merger negotiations with Country Wide Foods, Inc., a Florida corporation. After long and tortuous negotiations, the attempt at merger proved fruitless. As a result, negotiations with Country Wide Foods, Inc. were terminated during this fiscal quarter due to the inability of the two parties to agree on several fundamental matters.

  Management of Issuer is convinced that there is no possibility of restarting the merger negotiations. It will therefore continue its quest for a viable merger partner for Issuer.


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


  Date: December 31, 2003

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

  Date: December 31, 2003
  /s/ Floyd D. Wilkenson
  Floyd D. Wilkenson
  Sole Director