Form 10QSB
period 2004-03-31
STRATEGIC ALLIANCE GROUP INC
filed 2004-07-12
CIK 737455

U.S. Securities and Exchange Commission
                   Washington, D.C. 20549

                        Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2004

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  As of March 31, 2004,

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

               PART 1   FINANCIAL INFORMATION

  Item 1.   Financial Statements.



                  FINANCIAL STATEMENTS
             STRATEGIC ALLIANCE GROUP, INC.
             Reviewed Financial Statements
                      (Unaudited)
             Six Months ended March 31, 2004


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




  Aaron Stein
  CERTIFIED PUBLIC ACCOUNTANT
                                          981 ALLEN LANE
                                           P.O. BOX 406
                                     WOODMERE, NEW YORK 11598


INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.

  I have reviewed the accompanying balance sheet of Strategic Alliance Group, Inc. as of March 31, 2004, and the related statement of operations for the six months then ended, and the statement of cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management.

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

  Aaron Stein
  Woodmere, New York
  May 2, 2004



                 STRATEGIC ALLIANCE GROUP, INC.
                         BALANCE SHEET
               Six Months ended March 31, 2004
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




  See accompanying notes to financial statements



                       STRATEGIC ALLIANCE GROUP, INC.
                          STATEMENT OF OPERATIONS
                       Six Months ended March 31, 2004
                               (Unaudited)


178:
  REVENUE                                    $      0
180:

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                          0


  OPERATING LOSS                                    0


  OTHER INCOME (EXPENSES)
   Banking expense                                  0



  LOSS BEFORE PROVISION FOR
  INCOME TAXES                                      0


  INCOME TAXES                                      0

  NET LOSS                                          0



  LOSS PER SHARE
   Basic                                            0

  AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
   Basic                                    1,900,000



  See accompanying notes to financial statements



                              STRATEGIC ALLIANCE GROUP, INC.
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             Six Months ended March 31, 2004
                                        (Unaudited)


             Preferred Preferred Common Common Additional
               Stock    Stock    Stock  Stock  Paid       Accum
               Shares   Amount   Shares Amount In Capital Deficit Total


  Exchange of
  Preferred for
  Common Shares

  Issuance of
  Common Shares
  For Long Term
  Debts

  Additional Paid
  In Capital
                                                 (47,500,000)
  Net loss
241:
  Balance 3/31/04  0   0   1,900,000 $47,500,000 (47,500,000)      0
243:
244:
     See accompanying notes to financial statements


                   STRATEGIC ALLIANCE GROUP, INC.
                        STATEMENT OF CASH FLOWS
                   Six Months ended March 31, 2004
                            (Unaudited)




  CASH FLOWS FROM OPERATING
  ACTIVITIES

       Net loss                               $         0

       Adjustments to reconcile
       net loss to net cash used by
       operating activities:
            Gain on sale of
               fixed assets                             0
            Issuance of common
               stock for services rendered
               and other long-term
                liabilities                             0

       Changes in operating
       assets and liabilities:
            Accounts payable and
               accrued expenses                         0
            Preferred dividends                         0
            Other long term-liabilities                 0
            Net cash used in operating
                          activities                    0

  CASH FLOWS FROM INVESTING
  ACTIVITIES

       Proceeds from sale of furniture
              and equipment                            0

  CASH FLOWS FROM FINANCING
  ACTIVITIES

       Proceeds from sale of common stock              0

  NET INCREASE/DECREASE IN CASH AND
  CASH EQUIVALENTS                                     0
293:
  CASH AND CASH EQUIVALENTS,
  Beginning                                            0

  CASH AND CASH EQUIVALENTS,
  Ending                                               0



   See accompanying notes to financial statements



                       STRATEGIC ALLIANCE GROUP, INC.
                       NOTES TO FINANCIAL STATEMENTS
                      Six Months ended March 31, 2004


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

  PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

  Pending legal proceedings:

  On March 31, 2004, Issuer had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

  Pending governmental agency procedures:

  On March 31, 2004, Issuer had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any government agency.

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

  Item 5.  Other Information.

  Prior 10K and 10Q reports of Issuer have contained details of merger negotiations with Country Wide Foods, Inc., a Florida corporation. After long and tortuous negotiations, the attempt at merger proved fruitless. As a result, negotiations with Country Wide Foods, Inc. were terminated due to the inability of the two parties to agree on several fundamental matters.

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

  Date: March 31, 2004.

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

  Date: March 31, 2004.

  /s/ Floyd D. Wilkenson
  Floyd D. Wilkenson
  Sole Director