Form 10QSB
period 2004-06-30
STRATEGIC ALLIANCE GROUP INC
filed 2004-07-29
CIK 737455

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549

                             Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

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

                  10 Southeast Central Parkway, Suite 225
                          Stuart, Florida 34994
               (Address of principal executive offices)

                             (772) 283-4490
                       (Issuers telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes.. No..

              APPLICABLE ONLY TO CORPORATE ISSUERS.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of June 30, 2004,

            Common capital stock - 1,900,151 shares


Transitional Small Business Disclosure Format (Check One)
    Yes    No  X





                      TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statement
Item 2	Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
Item 2	Changes in Securities
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information







PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements



                FINANCIAL STATEMENTS
            STRATEGIC ALLIANCE GROUP, INC.
            Reviewed Financial Statements
	           (Unaudited)
           Nine Months ended June 30, 2004



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







                                           Aaron Stein
                                  CERTIFIED PUBLIC ACCOUNTANT
                                          981 ALLEN LANE
                                           P.O. BOX 406
                                      WOODMERE, NEW YORK 11598



INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Strategic Alliance Group, Inc.


I have reviewed the accompanying balance sheet of Strategic
Alliance Group, Inc. as of June 30, 2004, and the related statement of operations for the nine months then ended, and the statement of cash flows for the nine months then ended.
These financial statements are the responsibility of the Corporation's management.

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


Aaron Stein
Woodmere, New York
July 22, 2004




                     STRATEGIC ALLIANCE GROUP, INC.
                             BALANCE SHEET
                    Nine Months ended June 30, 2004
			      (Unaudited)


ASSETS

CURRENT ASSETS
	Cash and cash equivalents	         $            0


	Total cash and cash equivalents		 $            0

LIABILITIES AND STOCKHOLDERS' DEFICIT

	Common Stock:
	$.10 par value,
	Authorized 500,000,000 shares,
	1,900,151 shares issued and outstanding	        190,015


            Additional paid-in capital	               (190,015)



Total Liabilities and Stockholders Equity	 $            0




See accompanying notes to financial statements





                 STRATEGIC ALLIANCE GROUP, INC.
                   STATEMENT OF OPERATIONS
               Nine Months ended June 30, 2004
                         (Unaudited)



REVENUE                                               	$      0


GENERAL AND ADMINISTRATIVE
EXPENSES                                              	       0


OPERATING LOSS                                        	       0


OTHER INCOME (EXPENSES)
	Banking expense                                	       0



LOSS BEFORE PROVISION FOR
INCOME TAXES                                          	       0


INCOME TAXES                                        	       0


NET LOSS                                            	       0



LOSS PER SHARE
	Basic                                          	       0

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
	Basic                                          1,900,151



See accompanying notes to financial statements





                  STRATEGIC ALLIANCE GROUP, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Nine Months ended June 30, 2004
                          (Unaudited)


               Pref   Pref   Common             Addl
               Stock  Stock  Stock    Stock     Paid      Accum
               Shares Amount Shares   Amount  In Capital  Deficit Total


Exchange of
Preferred for
Common Shares

Issuance of
Common Shares
For Long Term
Debts

Additional Paid
In Capital					 (190,015)
Net loss
267:
Balance 6/30/04    0      0  1,900,151 $190,015  (190,015)         0







   See accompanying notes to financial statements





                    STRATEGIC ALLIANCE GROUP, INC.
                       STATEMENT OF CASH FLOWS
                   Nine Months ended June 30, 2004
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



    See accompanying notes to financial statements





		  STRATEGIC ALLIANCE GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS
                Nine months ended June 30, 2004

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Pending legal proceedings:

On June 30, 2004, Issuer had no pending legal proceedings against it, and its management was not aware of any that were awaiting filing.

Pending governmental agency procedures:

On June 30, 2004, Issuer had no pending governmental agency procedures against it and its management was not aware of any that were awaiting submission by any government agency.

Item 2.  Changes in Securities

There have been no modifications in the instruments defining the rights of the holders of any class of registered securities.

There has been no material limitation or qualification of the rights evidenced by any class of registered securities by the issuance or modification of any other class of securities.

Having secured prior approval from a vote of Issuer's stockholders, Management effected on November 4, 2003, a reverse split of its common stock outstanding by a ratio of 1 new common share for 250 old shares. The Issuer's trading symbol was changed to SGCA and the number of Issuer's post reverse split shares outstanding is 1,900,151.

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

Date: June 30, 2004
/s/ Floyd D. Wilkenson
Floyd D. Wilkenson
Chief Executive Officer/Sole Director

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

Date: June 30, 2004
/s/ Floyd D. Wilkenson
Floyd D. Wilkenson
Sole Director