Form 10KSB
period 2004-09-30
CruiseCam International, Inc.
filed 2006-04-06
CIK 737455

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended SEPTEMBER 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number: 000-13846

                          CRUISECAM INTERNATIONAL INC.
                     (f/k/a Strategic Alliance Group, Inc.)
           (Name of small business issuer as specified in its charter)

               FLORIDA                                       75 14 33 000
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                                1075 RANKIN DRIVE
                                 TROY, MI 48083
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

    Registrant's telephone number, including area code:           (248) 471-9520
    Securities registered pursuant to Section 12(b) of the Act:   NONE
    Securities registered pursuant to Section 12(g) of the Act:   $.10 PAR VALUE COMMON STOCK


                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes |_| No |X|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the most recent fiscal year were $241,015.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,367,018 as of September 30, 2004. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 30,444,972 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 30, 2004, 35,625,000 shares of our common stock were issued and outstanding.

         Documents Incorporated by Reference:      None.

         Transitional Small Business Disclosure Format:  No.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OUR COMPANY

      We manufacture and sell a complete line of mobile integrated video technology for law enforcement, original equipment manufacturers (OEM), motor sports and aftermarket applications. Our patent portfolio encompasses cameras on or about the automotive seat that we developed by Lear Corp. and our founder D. Scott Watkins in conjunction with Ford Motor Company.

      Our executive offices are located at 1075 Rankin Drive, Troy, MI 48083, and telephone number (248) 471-9520. We maintain a website at www.cruisecam.com.

OUR BUSINESS

CORPORATE HISTORY

      CruiseCam International, Inc. was originally incorporated in Florida as Eutro Group Holding, Inc. in September 1991. In October 1999, we filed an Articles of Amendment to our Articles of Incorporation thereby changing our name to Strategic Alliance Group, Inc. In September 1991, we completed a reverse acquisition of Bio-Analytic Laboratories, Inc., which then became our wholly owned operating subsidiary. In May 1998, we sold our Bio-Analytic Laboratories, Inc. subsidiary. In July 2004, we completed a reverse acquisition of GRP, Inc. and subsidiaries, which then became our wholly owned operating subsidiary. We changed our name to CruiseCam International, Inc. in conjunction with this reverse acquisition.

      CruiseCam International, Inc. is a holding corporation. Its principal business is to own operating subsidiaries and assist these companies as well as other small and medium size companies with research, development, marketing and sales.

      GRP, Inc. (legal subsidiary company) was originally started to create and produce an "in-car" camera mount and trade named "CruiseCam" for street and competition racing cars and was incorporated in 1997. This company filed for its first patent in 1997 and it was received in 1998.

      In 1999, we, in conjunction with Lear Corporation, started a partnership through a licensing agreement of a GRP concept of an integrated seat camera system now patented by GRP for Ford police cars. The agreement with Lear was terminated in late 2001 and the licensing rights reverted back to GRP and its subsidiary, CruiseCam, LLC. CruiseCam, LLC purchased assets from Rosen, the key supplier in late 2002 and proceeded with development and distribution. GRP continued with the management of the patented mount.

INTRODUCTION TO BUSINESS

      In 1995, D. Scott Watkins ("Watkins") was recruited to drive a factory supported GTS-1 Oldsmobile Cutlass on the Chrysler Mosport 500K, at the Toronto, Canada racetrack. Watkins started the race from the tenth position and moved up to fifth place by the 45-minute mark. At turn three, the 140mph downhill sweeper, under maximum acceleration, the car drifted off the outside apron and onto the grass. Watkins tried to correct; the car came back onto the track and was heavily contacted with John Paul, Jr. The car received severe damage but no one was seriously injured.

      Watkins' recollection of the event was dramatically different from the ESPN replay. Watkins scoured magazines, camera stores, race shops and the Internet for a video camera mount for use in racing. He found nothing suitable in the marketplace. Watkins analyzed what would be a key position for recording and display in a vehicle, designed the ideal mount and built a prototype.

      As a result, one year later, Watkins was back on the track at Road Atlanta, testing the InCar mount then called the CruiseCam. He was encouraged by fellow racers and law enforcement agencies to pursue its development.

      The Office of Law Enforcement Technologies & Commercialization (OLETC) picked up Watkins' product as a supported project for development. Watkins earned Ford Motor Company's interest with head to head crash testing that showed the dangers of windshield cameras during standard testing for front and rear accidents. Alternate designs by Watkins that integrated the entire camera system into the seat were quickly accepted. Centerline video cameras performed extremely well because they were in the location that moves the least. Ford then requested that Lear deliver the Lear CruiseCam for the Panther Crown Victoria police car for 2002 and 2003. Lear obtained the license on nearly a worldwide basis and demonstrated a production intent design that was supported directly by Watkins as their lead consultant.

      CruiseCam(TM) is a trademark that has become known to describe an invention created by Watkins in 1996. The official name for the device is a "Seat Video Imaging Apparatus" whereby the minimum content of a "Seat" consists of a Video Camera that is centrally located within a vehicle. The device further integrates audio, controls and display(s) without regard to the type and styles of component.

INDUSTRY OVERVIEW

      CruiseCam International, Inc.'s patented integrated mobile video, display and associated electronics applicable to law enforcement, United States Postal Service, private and commercial sectors, foreign and domestic, present ideal growth opportunities, if it obtains adequate funding.

      These industries that exceed $25 billion annually in product and service purchases can be further segmented into the field of vehicles by use, primarily the automobile. These fields provide the opportunity to commit CruiseCam's intellectual property (IP) and trade secrets through controlled manufacturing and distribution. Operations will remain in the heart of the "Motor City" with the "Big Three" automobile manufacturers providing solutions in route to creating a sizeable tier 2 supplier.

      CruiseCam expanded its scope of operations vertically by acquiring the manufacturing rights to its products, thereby providing the necessary control over technology development, application and allocation of resources. This anticipated achievement of a vertically integrated group of companies that can create intellectual properties, manufacture and then distribute those products, ensures the success of maintaining an uninterrupted flow into various predetermined markets.

      Along this pursuit, the Company has the opportunity to convert its technology to much broader commercial and consumer markets. We will achieve this by applying the same proven integrated technologies from law enforcement, for example, but in alternative packaging. This created "Technology Crossover" significantly reduces development costs and decreases the time to market.

THE IN-CAR VIDEO INDUSTRY

      The law enforcement industry has long recognized the value of documenting critical incidents by means of recorded videotape. Videotape provides accurate portrayal of traffic violations, citizen behavior and other events as they occur, documents police contacts with the public, offers persuasive evidence in court, allows for officer performance monitoring and protects law enforcement agents against false claims of police misconduct. The result is increased likelihood of criminal prosecutions, less officer overtime spent in court, improved training, fewer citizen complaints and reduced exposure to civil liability and enhanced officer safety, as well as the potential to improve accountability and trust between the police and the public.

      The advent of the videotape camera in the early 1980s and improvements made in the field since then have given rise to many new applications of video technology in law enforcement. Agencies in the United States and around the world are applying video technology to many facets of police operations by equipping vehicles with video recorders, monitoring public areas and recording booking and other police procedures.

      In-car video was originally used, beginning in the 1980s, to record field sobriety tests to support driving under the influence of alcohol allegations. In the 1990s, in-car video cameras proved valuable to document drug interdiction stops. By the late 1990s, the police were also using in-car video to document traffic stops in response to allegations of racial profiling and to address the increase in assaults on officers. Since the terrorists' attacks of September 11, 2001, video recordings from police vehicles have been recognized as a means by which information needed to locate terrorists can be collected, thereby improving homeland security.

      Although there have been recent technological advances making the use of the mobile video recorder more practical and affordable, nearly all video applications in law enforcement today still rely on analog VHS technology. .

OUR PRODUCTS

HEADREST AND SEAT VIDEO IMAGING APPARATUS (PATENT #'S 6,198,502, 6,201,568, 6,215,518, 6,445,408)

This is our initial product which integrates three video cameras, a recording device, a wireless microphone and a stealth microphone into the vehicle's existing passenger seat.. The CruiseCam approach is completely integrated, off the windshield and with the recorder in the seat. The trunk recorder has been documented to potentially cause fuel system fires in rear accidents. Due to CruiseCam systems being within the vehicle, system fires are not probable. The system has the best environment and is air condition controlled with minimal amount of cabling and vibration. The CruiseCam system has been tested for, and exceeds the Ford Motor Vehicle Safety Standards (FMVSS). Due to satisfaction of these strict safety standards, Cruisecam is eligible on original equipment for a new vehicle.

      CROWN VICTORIA PROGRAM

The first contract issued for the creation of the device was a result of Ford Motor Company's request to produce a prototype in January of 1999. The interest at that time was primarily driven by Ford's concern to investigate the functionality of a police use video camera system that was placed out of the windshield area of the vehicle. Ford directed Lear Corp, the appointed Crown Victoria seat supplier, to work in conjunction with Cruisecam (then GRP).

The CruiseCam Pull Ahead Project for the EN114 Law Enforcement Crown Victoria created a new front passenger seat that is specifically designed to integrate the CruiseCam VHS video recording equipment and camera. The CruiseCam seat is available on all 2003, 2004, 2005 and 2006 Crown Victoria police cars and is the world's first OEM supported video recording project. There are approximately 100,000 Crown Victoria in service today and we expect that number to increase to nearly 180,000 by the end of vehicle year 2006. CruiseCam has test-marketed nearly 900 systems to date. The police vehicle market is approximately 400,000 with approximately 80,000 new vehicles each year.

      LAW ENFORCEMENT

Primary consideration has been given to the law enforcement market. The Department of Justice has provided a confidentiality agreement through the Office of Law Enforcement Technology & Commercialization ("OLETC") for working with InCar & CruiseCam products for law enforcement. OLETC is a part of the Department of Justice and the National Institute of Justice (NIJ).

Officers have recently been injured due to forward objects on their vehicle dash. The position of the CruiseCam InCar mount and CruiseCam allows cockpit capturing and external view with little opportunity for occupant injury in the event of an accident.

OLETC recommended the development of a low cost system for a market of 300,000 plus vehicles without cameras. As previously mentioned, this market has only a small percentage of cameras due to cost, distribution and maintenance considerations. CruiseCam is targeting a 10% penetration or 30,000 systems over the next 4 years from this market alone. CruiseCam's first year target sales from OEM are 10% or 10,000 units and aftermarket sales of 5,000 units. The Company looks forward to developing relationships that will enable broadcasting from the vehicle to become commonplace and evolve as a resource to NIJ's Interoperability program of standardized emergency vehicle communications nationwide.

The largest potential volume for systems is from the smaller law enforcement agencies which, until now, have been nearly impossible to cater to. Most do not have cameras because of the high cost, low volume, inadequate support and difficult installations. The InCar and CruiseCam systems are targeted to be most successful with these markets as they can be shipped directly to the customer and do not require complicated installation.

However, the largest distribution channel for vehicular equipment is the OEM dealer with vehicle sales at nearly 90,000 units annually. CruiseCam's feature set has the advantage for uniting this distribution with cameras. CruiseCam is the only system on the market that will meet the specifications and requirements that the new vehicle manufacturer must meet. Crash testing and occupant injury are the highest concerns followed by integration difficulties. CruiseCam has been certified for safety and integrates with the least degree of difficulty.

OTHER PRODUCTS

CruiseCam has developed the new Sony IX10a Zoom Camera for retrofit and new sales launching in May 2004. This camera exceeds all state bid requirements and is beginning review by NY, MI, WI and CT State Troopers. CruiseCam is teaming up with Data911 to offer cameras and audio to their customers while using the compression software to record to their terminals.

CruiseCam InCar Camera Mount and its accessories - a 19" or 48" horizontal anodized bar with adjustable custom clamps that attach to vehicle headrest; basic unit includes an adjustable "head" which the camera or camcorder is mounted onto and is the shortest in the business. The stabilizer was invented to eliminate camera movement developed by large cameras and/or from performance driving. In addition, the solid seat back accessory kit adapts the InCar mount to high-back seats without headrests. A security strap designed to tether the camera wraps around the entire camera. Passenger guards are provided with all models. The major factors that differentiate the InCar mount is that they're crash tested and install quickly without the use of tools.

CruiseCam Rear Vision - Developed specifically for the USPS, CruiseCam utilizes up to 4 cameras and a quad monitor in order to reduce or eliminate blind spots around postal delivery vehicles. The project is now at its 2nd phase after providing the first 6,250 systems in 2003.

CruiseCam Prisoner Transport Video - A continuation of the quad viewing products while utilizing recording devices and security housings to protect the media. GE supplies some of these components.
--------------------------------------------------------------------------------

CruiseCam LEV - Crossover to all police vehicles has been achieved by creating alternate mounting hardware to the Crown Vic system. All CruiseCam equipment can now be placed directly into the existing seat of any law enforcement vehicle.

INTELLECTUAL PROPERTY RIGHTS

We currently have the following patents for our product portfolio:


PATENT NO.  5,833,101               CAMERA MOUNT

PATENT NO.  6,116,485               CAMERA MOUNT STABILIZER

PATENT NO.  6,198,502               HEADREST AND SEAT VIDEO IMAGING APPARATUS

PATENT NO.  6,201,568               HEADREST CAMERA MOUNT

PATENT NO.  6,215,518               HEADREST AND SEAT VIDEO IMAGING APPARATUS

PATENT NO.  6,231,017               MOUNT BAR FOR VIDEO RECORDING AND DISPLAY

PATENT NO.  6,315,180               CANTILEVER CAMERA MOUNT

PATENT NO.  6,445,408               HEADREST AND SEAT VIDEO IMAGING APPARATUS

PATENT NO.  6,558,028               PROJECTION AND ILLUMINATION DEVICE (HUD)

      All or most of the above patent list is extended with foreign patent filings, which include: Canada, China, Japan, Australia and Europe. We also use confidentiality agreements with employees and key suppliers to ensure the confidentiality of our trade secrets.

      We may not be able to obtain full intellectual property right protection and, even if we do, it is possible that the registration might not provide any ability to prevent our competitors or others from infringing upon any intellectual property rights that we may have. In addition, we will be required to disclose any trade secrets and proprietary intellectual property not only to our employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. In those circumstances, we use our best efforts to obtain adequate assurance of the confidential treatment of the disclosed information. However, any confidentiality agreements that we may enter into with such persons may be breached, any we may not have adequate remedies for any such breach. It is also possible that any trade secrets and proprietary intellectual property may otherwise become known or be independently discovered by competitors. We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we, may be able to replicate our products in a manner that could circumvent any protective safeguards. Therefore, it is possible that none of our products will be or remain proprietary.

SUPPLY AND DISTRIBUTION

The key to the success of InCar and CruiseCam has always been having the right feature set that can be readily distributed to key markets. All the CruiseCam products have excelled in these areas with the InCar products already having 13 editorials written. In addition, we have seen requests by numerous associations and endorsements from the Sports Car Club of America (SCCA). Furthermore, manufacturers' representatives are positioning themselves to handle the release and the distribution to law enforcement for these products respectively.

Lear selected CruiseCam for use by Ford Motor Company in the 2003, 2004, 2005 and 2006 Panther Police Crown Victoria launch. Vehicle video systems integrators will struggle to rival the anticipated volumes. Plans are in the works for new projects with other distributors outside of the initial OEM field of use. Auto dealers, Motorola franchise stores and local police equipment dealers are now in place for 42 states.

CruiseCam has been tasked by Canfield Equipment a second stage manufacturer for DaimlerChrysler (DCX) to develop the camera system for all new police fleet vehicles and has received seats for the Durango and Magnum, Charger and Sprinter vans.

MANUFACTURING AND WAREHOUSING

CruiseCam will continue their expansion of facilities and physical plant incorporating new resources of metal working, plastics and electrical design that influence the time to market and product innovations. With additional funding, the Company will create advanced design and conceptual engineering departments to lead automotive technologies and capture new levels of OEM programs.

Warehousing and distribution strategies will follow in the wake of product demands and logistical concerns. The supply chain will further evolve domestically and internationally in 2005. All of the product components are manufactured with standard machining which could be moved from a manufacturer if the supplier is unable to perform or the volume becomes too great.

In many cases, components and products will be outsourced to China for reducing the ultimate cost of goods sold and the final price to market.

SALES AND MARKETING

      We are currently marketing our products primarily to law enforcement agencies. In-car video, however, has applications in many other special use vehicles such as fire trucks, emergency medical technician (EMT) vehicles, school and public buses, trains, planes, military, border patrol vehicles and taxi cabs.

      There are more than 440,000 police vehicles currently in service in the U.S., and approximately 70,000 new vehicles are leased or purchased by law enforcement agencies each year. At an average selling price of at least $2,400 for the Cruisecam Headrest and Video Imaging Apparatus and related equipment, there is an estimated potential market of over $2 billion for law enforcement vehicles in the U.S. alone.In 2004, approximately 38% of local law enforcement and 72% of state highway patrol vehicles had VHS (analog) in-car video systems.

      We market products directly to all levels of city, county, state and federal law enforcement agencies. Our marketing efforts include advertising in police magazines, direct mailings to law enforcement agencies and participation in industry trade shows, conferences and seminars. In addition to our full-time inside sales and regional sales staff, we plan to include our products in direct mail industry catalogs and to secure endorsements from respected law enforcement agencies.

      Our sales cycle typically begins by initiating contact with a law enforcement agency or the receipt of a request for information from a prospective customer, usually through our website. After making the contact or receiving the request for information, we assess the potential customer's needs, make presentations and product demonstrations at the customer's place of business, present a formal proposal and negotiate a contract. The decision to purchase is typically made by a group of people including the chief of police or sheriff but may also include political decision-makers such as city council members.

      We will initially focus on development in the U.S. market and in Canada via distributors. We intend to address other English-speaking markets in the future.

COMPETITION

      The law enforcement market and specifically the in-car video market are highly competitive. Digital in-car video is a quickly evolving technology, and the market is growing rapidly as the new technology is gaining widespread acceptance, new patrol cars are being purchased or leased and outdated analog video systems are being replaced by digital systems.

      Most major in-car video manufacturers are in the process of developing, or have developed, digital video technology, and many have already introduced and sold digital units to law enforcement agencies. We have three major competitors
- Mobile-Vision, Inc., Decatur Electronics and Kustom Signals - and many other competitors who sell or may in the future sell in-car video systems to police departments.

      In addition to their existing relationships with law enforcement agencies, many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, preferred vendor status with our existing and potential customer base, more extensive distribution channels, larger customer bases and faster response times to new or emerging technologies and changes in customer requirements. As a result, our competitors may develop superior products or beat us to market with products similar to ours.

      We believe we compete principally on the basis of:

            o     product performance and functionality;
            o     price;
            o     product quality and reliability; and
            o     customer service and technical support.

      The market for in-car video systems for police and other first responder vehicles is expected to grow rapidly over the next five years, as more cars are equipped with video surveillance and as upgrades to digital are made. We feel we are positioned to become a leader in this market based on what we believe to be the superiority of our innovative product and its attractive price.

INVENTORY SYSTEMS

      Inventory warehousing and shipping are managed from our Troy, Michigan facility. We use standard warehousing systems to store, retrieve, monitor and manage our inventory.

EMPLOYEES

As of September 30, 2004, we had 7 full-time employees including 4 in management and administration, 2 in sales and marketing and 1 in engineering. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good

ITEM 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AT LEAST FOR THE NEAR TERM AND MAY NEVER BE PROFITABLE.

      Since inception, we have incurred net losses in every year, including net losses of $5,762,105 for the year ended December 31, 2004 and negative cash flows from operations for the year ended December 31, 2004. We have had limited revenues to date. We expect to incur losses in the coming year and may never become profitable. We expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

OUR LIMITED OPERATING HISTORY MAKES EVALUATION OF OUR BUSINESS DIFFICULT.

      We have a limited operating history and have encountered, and expect to continue to encounter, many of the difficulties and uncertainties often faced by early stage companies. Accordingly, we have only a limited operating history by which you can evaluate our business and prospects. An investor must consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in product development, possible marketing and sales obstacles and delays, inability to gain customer acceptance or to achieve significant distribution of our products to customers, and significant competition. We may not be able to successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

THE CRUISECAM PORTFOLIO IS TECHNOLOGICALLY COMPLEX, AND OUR INABILITY TO IMPROVE THE PRODUCT AND DEVELOP NEW PRODUCTS IN THE VIDEO SURVEILLANCE MARKET WOULD ADVERSELY IMPACT OUR ABILITY TO COMPETE IN OUR MARKET.

      To be competitive in our market, we must continually improve and expand our product line. Our success depends on our ability to anticipate advances in digital video technologies, enhance our existing product, and develop and introduce new products and product line extensions to meet customer requirements and achieve market acceptance. This involves highly complex processes and will include components for which we have not yet demonstrated technical feasibility. Difficulty in development of new products or improvements to our existing product could delay or prevent the creation and release of such products, which would materially harm our business, operating results, financial condition and future growth. In addition, the introduction by others of new, protected technology could materially affect our ability to compete.

IF WE ARE UNABLE TO COMPETE IN OUR MARKET, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

      Our market is highly competitive and highly fragmented. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt new or emerging technologies and changes in customer requirements. As a result, our competitors may develop superior products or beat us to market with products similar to ours. If we are not successful in competing against our current and future competitors, you could lose your entire investment.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL.

      We are currently operating at a loss and expect our expenses to continue to increase as we embark on full scale production of our product and expand our geographic presence throughout the United States. To date, we have relied almost exclusively on financing transactions to fund operations. In the future, new sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business, and our operations and financial condition may be materially and adversely affected. Debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. Equity financing, if obtained, could result in dilution to our existing stockholders.

WE DEPEND ON THIRD PARTIES TO MANUFACTURE OUR PRODUCT, AND THOSE THIRD PARTIES MAY NOT PERFORM SATISFACTORILY.

      We do not have the resources, facilities or experience to manufacture our product, and therefore depend on third parties for its manufacture. We rely on a third parties company for the development and manufacture of our products. Our manufacturing strategy presents the following risks:

      o     we have limited control over the manufacturing processes;

      o the manufacturing processes have not been tested in quantities needed for commercial sales;

      o delays in scale-up to commercial quantities could delay the commercialization of our products;

      o if we have to change to new manufacturers, they would have to be educated in the processes necessary for the production of our products, which could be time consuming;

      o we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

WE MAY LOSE POTENTIAL SALES BECAUSE OF OUR INABILITY TO FULFILL ORDERS ON A TIMELY BASIS.

      We use a third-party manufacturer to produce our products, and they make their production and purchasing decisions based on the information regarding our projected needs that we provide to them. However, many customers will not provide us with forecasts of their requirements for our products. If those customers place significant orders, we may not be able to increase our production quickly enough to fulfill their orders. The inability to fulfill orders could damage our relationships with customers and reduce our sales which could have a material adverse effect on the value of your investment.

GOVERNMENT AGENCY BUDGETARY AND POLITICAL CONSTRAINTS MAY DELAY OR LIMIT OUR SALES.

      Initially, our principal customers for our products will be state and local police forces that are funded principally by limited local budgets and federal or state grants. These agencies may also experience political pressure that dictates the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Some orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays that frequently occur in connection with the acquisition of products by such agencies. Any such cancellations or delays would likely adversely affect our financial results which, in turn, could cause our stock price to decline.

WE EXPEND SIGNIFICANT RESOURCES IN ANTICIPATION OF A SALE DUE TO OUR LENGTHY SALES CYCLE AND MAY RECEIVE NO REVENUE IN RETURN.

      Generally, law enforcement and other agencies that may consider using our product consider a wide range of issues before committing to purchase products such as an in-car video system, including product benefits, training costs, product reliability and budgetary constraints. The length of our sales cycle may range from 60 days to a year or more. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our product by potential customers before they place an order. Initial orders by agencies typically are for a small number of units which are used to evaluate the product. If these potential customers do not purchase our product, we will have expended significant resources and received no revenue in return.

CUSTOMER ORDER ESTIMATES MAY NOT BE INDICATIVE OF ACTUAL FUTURE SALES.

      We expect that some of our customers will provide us with forecasts of their requirements for our products over a period of time. We will make many management decisions based on these customer estimates, including purchasing materials, hiring personnel and other matters that may increase our production capacity and costs. If a customer reduces its orders from prior estimates after we have increased our costs and production capabilities or committed to third-party manufacturers, this reduction may decrease our sales, and we may not be able to reduce our costs to account for this reduction in customer orders. Such increases in costs without increases in sales will likely reduce our profitability and have a material adverse effect on the value of your investment.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, THE VALUE OF YOUR INVESTMENT MAY BE MATERIALLY AND ADVERSELY AFFECTED.

      Our failure to protect our proprietary rights could have a material adverse effect on our business, financial condition and results of operation. We cannot assure you that any patents, trademarks or copyrights or our other proprietary rights issued to, licensed or otherwise used by us, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Furthermore, others may be able independently to develop substantially equivalent or superseding proprietary technology and an equivalent product or system may be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. We also may not be able to protect our proprietary technology from duplication. Many successful technology companies have had their systems and methods of operation duplicated, almost entirely, by competitors. We cannot assure you that a competitor will not attempt to duplicate and improve upon the products that we may develop. Additionally, the prevention or unauthorized use and disclosure of our intellectual property will likely become more difficult as our business grows. We could incur substantial legal costs in defending any patent, trademark, copyright or other infringement claims or in asserting any patent rights, copyrights or other proprietary rights, including those granted by third parties, in a suit with another party. If we are unsuccessful in our efforts to protect our intellectual property and proprietary technology, you could lose all or part of your investment.

SUCCESSFUL INFRINGEMENT CLAIMS BY THIRD PARTIES COULD RESULT IN SUBSTANTIAL DAMAGES, LOST PRODUCT SALES AND THE LOSS OF IMPORTANT PROPRIETARY RIGHTS.

      There has been substantial litigation regarding patent and other intellectual property in various high technology industries. In the future, we may be notified of allegations that we may be infringing on intellectual property rights possessed by others. Should litigation be brought against us, such litigation could be extremely expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation. Such litigation could also result in loss of certain proprietary rights, significant monetary liability and barriers to product manufacturing. Any of these outcomes could materially harm our business and have a material negative impact on the value of your investment.

PRESSURE BY OUR CUSTOMERS TO REDUCE PRICES AND AGREE TO LONG-TERM SUPPLY ARRANGEMENTS MAY ADVERSELY AFFECT OUR NET SALES OR PROFIT MARGINS.

      Our potential customers, especially in the law enforcement industry, are often under budgetary pressure and are price sensitive. Our customers may negotiate supply arrangements with us well in advance of delivery dates, thereby requiring us to commit to product prices before we can accurately determine our costs. If this happens, we may have to reduce our third-party manufacturing costs and obtain higher volume orders to offset lower average sales prices. If we are unable to offset lower sales prices by reducing our costs, our gross profit margins will decline. This could have a material negative effect on the value of your investment.

IF WE ARE UNABLE TO MANAGE RAPID GROWTH EFFECTIVELY, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

      Our business strategy anticipates rapid growth for the foreseeable future. This growth will place significant strain on our administrative, operational and financial resources and increase demands on our systems and controls. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for information processing, operational and financial management and training, integrating and managing our growing employee base. If we are unable to manage growth effectively, our operating results could be adversely affected.

DEFECTS IN OUR PRODUCTS COULD IMPAIR OUR ABILITY TO SELL OUR PRODUCTS OR COULD RESULT IN LITIGATION AND OTHER SIGNIFICANT COSTS.

      Detection of any significant defects in our products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased warranty costs. Because our products are complex, they may contain defects that cannot be detected prior to shipment. These defects could harm our reputation and impair our ability to sell our products. The costs we may incur in correcting any product defects may be substantial and could decrease our profit margins. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend. Our product liability insurance may not be adequate to cover claims.

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAKES OUR RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR RESULTS TO FALL SHORT OF EXPECTATIONS.

      Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this "Risk Factors" section, as well as others including general economic conditions, political events such as war, threat of war and terrorist actions, and natural disasters, may adversely affect our operating results.

WE MAY NOT HAVE SUFFICIENT FUNDS TO OPERATE OUR BUSINESS AND MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

      We currently have insufficient funds to operate our business according to our proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

WE WILL NEED TO RAISE ADDITIONAL MONEY BEFORE WE ACHIEVE PROFITABILITY; IF WE FAIL TO RAISE ADDITIONAL MONEY, IT COULD BE DIFFICULT TO CONTINUE OUR BUSINESS.

      Based on our current plans, we believe that we do not have sufficient financial resources to meet our operating expenses and capital requirements. Accordingly, we will need to obtain additional funds. In addition, changes in our research and development plans or other events affecting our operating expenses may result in unanticipated expenditures. We may also require substantial additional funds in order to finance our development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

      You should be aware that in the future:

      o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

      o     any available additional financing may not be adequate.

      If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop and market our products.

LITIGATION OR OTHER DISPUTES REGARDING PATENTS AND OTHER PROPRIETARY RIGHTS MAY BE EXPENSIVE, CAUSE DELAYS IN BRINGING PRODUCTS TO MARKET AND HARM OUR ABILITY TO OPERATE.

      The manufacture, use or sale of our products may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may:

      o     incur substantial money damages;

      o encounter significant delays in bringing our drug candidates to market;

      o be precluded from participating in the manufacture, use or sale of our products or without first obtaining licenses to do so; and/or

      o not be able to obtain any required license on favorable terms, if at all.

      In addition, if another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

WE MAY NEED TO DEVELOP MANUFACTURING CAPACITY FOR OUR EXISTING AND FUTURE PRODUCTS, WHICH WILL INCREASE OUR EXPENSES.

      We have evaluated in the past, and continue to evaluate, the feasibility of acquiring manufacturing capabilities to support the production of our products. These facilities may be required to meet the production capacities required to support clinical trials and to produce such products for commercial sale at an acceptable cost. We have not manufactured these products in the past. Developing these technological capabilities and building or purchasing a facility will increase our expenses with no guarantee that we will be able to recover our investment in our manufacturing capabilities.

WE DEPEND HEAVILY ON KEY PERSONNEL, AND LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY EXECUTIVES OR A SIGNIFICANT PORTION OF ANY PROSPECTIVE LOCAL MANAGEMENT PERSONNEL COULD WEAKEN OUR MANAGEMENT TEAM ADVERSELY AFFECTING OUR OPERATIONS.

      Our success largely depends on the skills, experience and efforts of our senior management, particularly our President, D. Scott Watkins, our Chief Financial Officer, David Wisnieski, and our Chief Operating Officer, Robert Buono. Our operations will also be dependent on the efforts, ability and experience of key members of our prospective local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver health care services efficiently. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

THE MARKETABILITY AND PROFITABILITY OF OUR PRODUCTS IS SUBJECT TO UNKNOWN ECONOMIC CONDITIONS.

      The marketability and profitability of our products may be adversely affected by local, regional, national and international economic conditions beyond our control and/or the control of our management. Favorable changes may not necessarily enhance the marketability or profitability of the products. Even under the most favorable marketing conditions, there is no guarantee that our products can be sold or, if sold, that such sale will be made upon favorable prices and terms.

                         RISKS RELATED TO OUR SECURITIES

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

      Our common stock is traded on the OTC Electronic Bulletin Board "pink sheets" under the symbol "CCMJ.PK" There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

      Announcements by us or our competitors of innovations or new and period-to-period fluctuations in revenues and financial results will have a significant impact on our business and the market price of the common stock. In addition, stock markets in general, have experienced extreme price and volume fluctuations in recent years that have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock.

OUR COMMON STOCK IS CONSIDERED TO BE A "PENNY STOCK" AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK MAY BE FURTHER LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS.

      As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

      For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

ANY PROJECTIONS USED IN THIS PROSPECTUS MAY NOT BE ACCURATE.

      Any and all projections and estimates contained in this annual report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

BECAUSE STOCK OWNERSHIP IS CONCENTRATED, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDERS' DECISIONS.

      Three (3) of our significant shareholders own approximately 85% of our outstanding common stock as of September 30, 2004. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

OUR SIGNIFICANT SHAREHOLDERS CONTROL THE COMPANY.

      Three of our significant shareholders directly or beneficially own approximately 30,441,972 shares or approximately 85% of our outstanding common stock. Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company.

SUBSTANTIAL SALES OF OUR STOCK MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

      Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

ISSUING PREFERRED STOCK WITH RIGHTS SENIOR TO THOSE OF OUR COMMON STOCK COULD ADVERSELY AFFECT HOLDERS OF COMMON STOCK.

      Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

      Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 2.  DESCRIPTION OF PROPERTY

      Our executive offices are located at 1075 Rankin Drive, Troy, MI 48083, and telephone number (248) 471-9520. This location consists of 7,900 square feet, including 2,000 square feet of executive office space. We lease this facility at a rate of $4,300/month. We may require a larger office space if we grow. We believe there is an adequate supply of suitable office space for lease on terms acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, we are involved in litigation arising in the ordinary course of business. Although there can be no assurance, we do not believe that any such litigation will, individually or in the aggregate, have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the OTC Electronic Bulletin Board "pink sheets" under the symbol "CCMJ." The following table shows the high and low bid prices for our common stock for each quarter since October 1, 2002 as reported by the Pink Sheets. All share prices have been adjusted to provide for the 1-for-250 reverse split in effected in November 2003. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

October 1, 2003 to September 30, 2004        High Bid                  Low Bid
-----------------------------------------------------------------------------
First quarter                                  $0.875                  $0.209
Second quarter                                  0.459                    0.159
Third quarter                                   1.009                    0.229
Fourth quarter                                  0.759                    0.309

October 1, 2002 to September 30, 2003        High Bid                  Low Bid
-----------------------------------------------------------------------------
First quarter                                   $1.25                    $1.25
Second quarter                                   2.25                     1.00
Third quarter                                    1.25                     1.00
Fourth quarter                                   1.25                     1.00

      As of September 30, 2004, there were approximately 735 record holders of our common stock.

      We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

      Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

      Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We currently do not have any securities authorized for issuance under any equity compensation plans.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

      We manufacture and sell a complete line of mobile integrated video technology for law enforcement, OEM, motor sports and aftermarket applications. Our patent portfolio encompasses cameras on or about the automotive seat that we developed by Lear Corp. and our founder D. Scott Watkins in conjunction with Ford Motor Company.

      Our executive offices are located at 1075 Rankin Drive, Troy, MI 48083, and telephone number (248) 471-9520. We maintain a website at www.cruisecam.com.

OUR CORPORATE HISTORY

      CruiseCam International, Inc. was originally incorporated in Florida as Eutro Group Holding, Inc. in September 1991. In October 1999, we filed an Articles of Amendment to our Articles of Incorporation thereby changing our name to Strategic Alliance Group, Inc. In September 1991, we completed a reverse acquisition of Bio-Analytic Laboratories, Inc., which then became our wholly owned operating subsidiary. In May 1998, we sold our Bio-Analytic Laboratories, Inc. subsidiary. In July 2004, we completed a reverse acquisition of GRP, Inc. and subsidiaries, which then became our wholly owned operating subsidiary. We changed our name to CruiseCam International, Inc. in conjunction with this reverse acquisition.

      CruiseCam International, Inc. is a holding corporation. Its principal business is to own operating subsidiaries and assist these companies as well as other small and medium size companies with research, development, marketing and sales.

      GRP, Inc. (legal subsidiary company) was originally started to create and produce an "in-car" camera mount and trade named "CruiseCam" for street and competition racing cars and was incorporated in 1997. This company filed for its first patent in 1997 and it was received in 1998.

      In 1999, we, in conjunction with Lear Corporation, started a partnership through a licensing agreement of a GRP concept of an integrated seat camera system now patented by GRP for Ford police cars. The agreement with Lear was terminated in late 2001 and the licensing rights reverted back to GRP and its subsidiary, CruiseCam, LLC. CruiseCam, LLC purchased assets from Rosen, the key supplier in late 2002 and proceeded with development and distribution. GRP continued with the management of the patented mount.

      Our primary operation is located in suburban Detroit, Michigan and is incorporated in the state of Florida.

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

      We currently have limited working capital with which to satisfy our cash requirements. As of September 30, 2004, we had working capital of $25,152. We will require significant additional capital in order to fund the marketing and distribution of our current products and development of new products.

      We anticipate that we will need at least $2,000,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

      The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us anticipated private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

      We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

ITEM 7.  FINANCIAL STATEMENTS

                                Table of Contents

Independent Auditors Report                                                                          F-1
Consolidated Balance Sheet as of September 30, 2004                                                  F-2
Consolidated Statement of Income for the Year Ended September 30, 2004                               F-3
Statements of Cash Flows for the Year Ended September 30, 2004                                       F-4
Consolidated Statement of Changes in Stockholders' Equity for the Year Ended September 30, 2004      F-5
Notes to Consolidated Financial Statements                                                           F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Management of CruiseCam International, Inc.
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheet of CruiseCam International, Inc. and subsidiaries as of September 30, 2004 and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We did not observe the taking of the physical inventory at the balance sheet date; nor were we able to satisfy ourselves as to the carrying value of the inventory by other audit procedures. Additionally, we were not able to obtain attorney representations from one Firm who represented the Company.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the inventory value and attorney representations, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CruiseCam International, Inc. and subsidiaries as of September 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a working capital deficiency and has incurred losses since inception.

The Company's lack of financial resources and liquidity as of September 30, 2004 raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David S. Hall, P.C.

Dallas, Texas
December 23, 2005

                          CRUISECAM INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

ASSETS
       Current Assets
                 Cash and Cash Equivalents                                     $        25,152
                 Accounts Receivable                                                    70,816
                 Inventory                                                             570,188
                                                                               ---------------
                       Total Current Assets                                            666,156

       Fixed Assets-Net of Depreciation                                                215,287

       Other Assets
                 Due From Related Parties                                              342,490
                 Patents and Related Costs                                          15,107,915
                 Other                                                                  26,103
                                                                               ---------------
                       Total Other Assets                                           15,476,508
                                                                               ---------------

                             TOTAL ASSETS                                      $    16,357,951
                                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities
                 Cash Overdrafts                                               $        15,867
                 Accounts Payable                                                      670,587
                 Accrued Expenses                                                      779,963
                 Notes Payable-Current Portion                                       1,228,285
                                                                               ---------------
                       Total Current Liabilities                                     2,694,702

       Long Term Liabilities
                 Deferred Tax Liabilities                                            5,287,770
                 Notes Payable                                                          10,500
                                                                               ---------------
                       Total Long Term Liabilities                                   5,298,270

       Stockholders' Equity
                 Common Stock, $.1 Par Value, 500,000,000 Shares Authorized,
                       34,889,979 Shares Issued and Outstanding                      3,488,998
                 Additional Paid-In Capital                                         13,349,263
                 Deficit Accumulated                                                (8,473,282)
                                                                               ---------------
                       Total Stockholders' Equity                                    8,364,979
                                                                               ---------------

                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    16,357,951
                                                                               ===============

                          CRUISECAM INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEAR ENDED SEPTEMBER 30, 2004

REVENUES
     Sales (Net of Discounts of $1,966)                         $       241,015
     Less:  Cost of Sales                                               166,902
                                                                ---------------

        GROSS MARGIN                                                     74,113

OPERATING EXPENSES                                                      493,277
                                                                ---------------

        NET OPERATING INCOME (LOSS)                                    (419,164)

OTHER INCOME (EXPENSE)
     Interest Income                                                         14
     Interest Expense                                                   (55,185)
                                                                ---------------

        TOTAL OTHER INCOME (EXPENSE)                                    (55,171)
                                                                ---------------

           NET INCOME (LOSS) BEFORE INCOME TAXES                       (474,335)

     Provision for Income Taxes (Expense) Benefit                    (5,287,770)
                                                                ---------------

           NET INCOME (LOSS)                                         (5,762,105)

     Beginning Retained Earnings (Deficit)                           (2,711,177)
                                                                ---------------

ENDING RETAINED EARNINGS (DEFICIT)                              $    (8,473,282)
                                                                ===============

EARNINGS (LOSS) PER SHARE:

     Weighted Average of Outstanding Shares                          46,830,264
                                                                ===============

     Income (Loss) for Common Stockholders                      $         (0.18)
                                                                ===============

                          CRUISECAM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
             Net Income (Loss)                                                       $    (5,762,105)
             Adjustments to reconcile net income to net cash
              provided by operating activities:
                        Depreciation                                                          30,263
                        (Increase) in Accounts Receivable                                    (70,816)
                        (Increase) in Inventory                                             (570,188)
                        (Increase) in Due to Related Parties                                (342,490)
                        Adjustment for Retained Earnings Carryforward-GRP, Inc.             (980,831)
                        Decrease in Other Assets                                             (26,103)
                        Increase in Cash Overdrafts                                           15,867
                        Increase in Accounts Payable                                         670,587
                        Increase in Deferred Tax Liabilities                               5,287,770
                        Increase in Accrued Expenses                                         779,963
                                                                                     ---------------

                                           Net Cash (Used) by Operating Activities          (968,083)

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of Fixed Assets                                                       (245,550)
             Purchase of Patents                                                         (15,107,915)
                                                                                     ---------------

                                           Net Cash (Used) by Investing Activities       (15,353,465)

CASH FLOWS FROM FINANCING ACTIVITIES
             Note Payable Additions                                                        1,238,785
             Issuance of Common Stock in Reverse Acquisition                              15,107,915
                                                                                     ---------------

                                           Net Cash Provided by Financing
                                           Activities                                     16,346,700
                                                                                     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     25,152

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     0
                                                                                     ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $        25,152
                                                                                     ===============


SUPPLEMENTAL DISCLOSURES:

             Cash Paid During the Year for Interest Expense                          $        10,700
                                                                                     ===============

                          CRUISECAM INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED SEPTEMBER 30, 2004

                                                          COMMON STOCK                  PAID-IN
                                                    SHARES            AMOUNT            CAPITAL            TOTALS
                                                ---------------    --------------     -------------      ------------
Beginning Stockholders' Equity                     475,000,000  $     47,500,000  $   (44,788,823)  $      2,711,177

          Reverse Split--250/1                   (473,099,849)      (47,309,985)        47,309,985                 0

          Reverse Acquisition of GRP, Inc.          30,215,828         3,021,583        12,086,332        15,107,915

          Other Stock Issued Prior to
          Acquisition                                2,774,000           277,400         (277,400)                 0

          Adjustment for Carryforward Retained
              Earnings (Deficit)--GRP, Inc.                                              (980,831)         (980,831)
                                                ---------------    --------------     -------------      ------------

Ending Stockholders' Equity                         34,889,979  $      3,488,998  $     13,349,263  $     16,838,261
                                                ===============    ==============     =============      ============

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

      Nature of Activities, History and Organization:

      CruiseCam International, Inc. (The Company) was originally incorporated in Florida as Eutro Group Holding, Inc. in September 1991. In October 1999, the Company filed an Articles of Amendment to its Articles of Incorporation thereby changing its name to Strategic Alliance Group, Inc. In September 1991, the Company completed a reverse acquisition of Bio-Analytic Laboratories, Inc., which then became a wholly owned operating subsidiary of the Company. In May 1998, the Company sold its Bio-Analytic Laboratories, Inc. subsidiary. In July 2004, the Company completed a reverse acquisition of GRP, Inc. and subsidiaries, which then became a wholly owned operating subsidiary of the Company. The Company changed its name to CruiseCam International, Inc. in conjunction with this reverse acquisition.

      CruiseCam International, Inc. is a holding corporation. Its principal business is to own operating subsidiaries and assist these companies as well as other small and medium size companies with research, development, marketing and sales.

      GRP, Inc. (legal subsidiary company) was originally started to create and produce an "in-car" camera mount and trade named "CruiseCam" for street and competition racing cars and was incorporated in 1997. The Company filed for its first patent in 1997 and it was received in 1998.

      In 1999, the Company, in conjunction with Lear Corporation, started a partnership through a licensing agreement of a GRP concept of an integrated seat camera system now patented by GRP for Ford police cars. The agreement with Lear was terminated in late 2001 and the licensing rights reverted back to GRP and its subsidiary, CruiseCam, LLC. CruiseCam, LLC purchased assets from Rosen, the key supplier in late 2002 and proceeded with development and distribution. GRP continued with the management of the patented mount.

      The Company's primary operation is located in suburban Detroit, Michigan and is incorporated in the state of Florida.

      Significant Accounting Policies:

      The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. Below is a summary of certain significant accounting policies selected by management.

            Basis of Presentation:

            The Company prepares its financial statements on the accrual basis of accounting.

            Principals of Consolidation:

            The financial statements consolidate the activities of the parent along with:

                           GRP, Inc. and Subsidiaries:

                                 CruiseCam, LLC
                                 Commandeer, LLC

      All significant intercompany transactions and balances have been eliminated.

      Cash and Cash Equivalents:

      ALL HIGHLY LIQUID INVESTMENTS WITH ORIGINAL MATURITIES OF THREE MONTHS OR LESS ARE STATED AT COST WHICH APPROXIMATES MARKET VALUE. CASH AS OF SEPTEMBER 30, 2004 WAS $25,152.

      Accounts Receivable:

      There are no significant concentrations of credit risk. Accounts Receivable are written off when deemed uncollectible. In the current year, no write offs occurred.

      Inventories:

      Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

      Patent Costs:

      The Company has accumulated costs related to its patent applications such as filing, legal fees, etc. These costs are amortized over the legal life of the patents.

      Earnings (Loss) per Share:

      Earnings (loss) per share (basic) is calculated by dividing the net income
      (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings (loss) per share is identical to earnings (loss) per share (basic).

      Fixed Assets:

      These assets are carried at acquisition cost. Depreciation is provided using the straight-line method over the estimated useful economic lives of the assets, which is over 5 years.

      Fair Value of Financial Instruments:

      The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The fair value of these financial instruments approximates their carrying values as of September 30, 2004.

      Revenue Recognition:

      Revenue is recognized for sales of goods when product is shipped FOB plant.

      Income Taxes:

      Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable is effective for financial statements issued for fiscal years beginning on or after December 15, 1992. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - ACQUISITIONS

      On July 7, 2004, the Company (Acquirer) entered into an exchange agreement with GRP, Inc. and subsidiaries (Aquiree). The agreement called for the Company to issue 30,215,818 shares of its common stock in exchange for 100% of the common stock of GRP, Inc. This transaction has been recorded as a "Reverse Acquisition", meaning that the financial statements are prepared using the accounts of the Aquiree Company.

      In addition, the assets and liabilities of the purchase are to be reflected at their fair values (as opposed to book values). As the fair value of the Acquirer's stock is more readily ascertainable, it was used to record the fair values of the assets and liabilities purchased.

NOTE 3 - FIXED ASSETS

      Fixed assets at September 30, 2004 are as follows:

                  Furniture & Equipment                       $      8,618
                  Transportation Equipment                          69,125
                  Tooling                                          184,325
                  Other Equipment                                   73,362

                  Less: Accumulated Depreciation                (120,143)
                                                              -----------

                  Total Fixed Assets                          $  215,287
                                                              ==========

      Depreciation expense was $30,263 for the year ended September 30, 2004.

NOTE 4 - COMMON STOCK

      The Company is authorized to issue 500,000,000 common shares at a par value of $.10 per share. These shares have full voting rights. There are no preferred shares as of September 30, 2004.

      On November 4, 2003, the Company entered into a "Reverse Split" of 250 to
      1. Therefore, each share after the split would be worth 1/250 of its value before the split. This reverse split reduced the number of shares outstanding from 475,000,000 to 1,900,151. On July 7, 2004, the Company issued 30,215,818 shares in conjunction with the acquisition of GRP, Inc. and subsidiaries (See Note 2 above).

      At September 30, 2004, there were 34,889,979 common shares outstanding.

NOTE 5 - INCOME TAXES


      Effective July 7, 2004, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      As there have been significant Net Operating Losses, the Company has calculated a deferred tax asset which has been fully reserved through the recording of a 100% valuation allowance.The Company has also recorded a deferred tax liability for the acquisition of a subsidiary, accounted for by the purchase method. This liability represents the difference between book bases and tax bases as follows:

      GRP, Inc. and Subsidiaries.....................................$5,287,770
                                                                     ==========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

      The Company leases retail space under a three-year lease which expires in April, 2005. Future minimum rental obligations at September 30, 2004 are as follows:

                 Year Ended

                      2005                                      $     2,500
                      Thereafter                                         0
                                                                ----------

                               Totals                           $     2,500
                                                                ===========

      Rent expense was $63,309 for the year ended September 30, 2004.

      As of September 30, 2004, the Company was involved in several lawsuits and disputes. The potential liability of these suits and disputes has been accrued in these financial statements and, in the opinion of management, no additional liabilities will be incurred.

NOTE 7 - NOTES PAYABLE

      The Company has financed the purchase of its transportation equipment. The original note principal was $31,976. The note calls for interest of 16.08% with the principal and interest amortized over three and one half years. The current principal balance as of September 30, 2004 was $9,716.

      The Company entered into a purchase agreement for the bulk of its initial inventory and equipment in exchange for a note payable of $1,000,000. The note calls for interest of 6.75% payable monthly. In 2002, the lender charged $80,000 for nonpayment and this amount is accrued in these financial statements. In the current year, the Company has paid interest of $10,700 and the remainder has been accrued.

      The Company had some other small notes payable totaling $149,069 as of September 30, 2004.

NOTE 8 - DUE TO/FROM RELATED PARTIES

      The Company has conducted transactions with its Subsidiary Company Founder and its wholly owned subsidiary companies which include draws to the Founder. The balance as of September 30, 2004 is made up of the following:

                  Draws to Founder                            $  342,490
                                                              ----------

                           Total                              $  342,490
                                                              ==========

NOTE 9 - GOING CONCERN AND SUBSEQUENT EVENTS

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses and has been dependent on outside financing in order to meet its current operational needs. The Company's viability will continue to hinge on its ability to obtain outside financing for the near term. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

      In July, 2004, the Company, entered in a share exchange agreement with GRP, Inc. and subsidiaries. The Company is in the process of filing an 8K report with the SEC regarding these matters.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES.

      We carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICER AND DIRECTORS

      Our executive officers and directors, the positions held by them, and their ages are as follows:

       NAME                       AGE               POSITION
       -------------------------------------------------------------------------
       D. Scott Watkins           44                President, Chief Executive
                                                    Officer, Chief Financial
                                                    Officer and Director

       James F. Bender            44                Secretary, Director

       Robert A. Buono            60                Chief Operating Officer,
                                                    Director
       -------------------------------------------------------------------------


      D. SCOTT WATKINS. serves as our President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Watkins founded Cruisecam in 1997. Prior to Cruisecam, Mr. Watkins was the President and founder of NTI, Inc., an insurance agency. Mr. Watkins holds a B.S. in Business and Marketing from the University of Florida.

      JAMES F. BENDER. has served as a director since July 2004. Mr. Bender is currently employed as a director of a 911 dispatch center, a position he has held since 2001. From 1984-2001, Mr. Bender served as a deputy sheriff in the Clark County Sheriff's Department. Mr. Bender graduated from the police training institute from the University of Illinois.

      ROBERT A. BUONO has served as our Chief Operating Officer and Director since July 2004. Prior to joining Cruisecam, Mr. Buono served as Engineering Manager at Lear Corporation from 1998. Mr. Buono holds a business management degree from Henry Ford Community College.

AUDIT COMMITEE

      We do not have an audit committee at this time.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended September 30, 2004, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2004 and 2003.

                                            ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                                                                                   COMMON SHARES
                                                                                                     UNDERLYING         ALL
                                                                                    RESTRICTED        OPTIONS          OTHER
                                                                   OTHER ANNUAL        STOCK          GRANTED         COMPEN
    NAME AND POSITION       YEAR        SALARY          BONUS      COMPENSATION     AWARDS ($)       (# SHARES)       -SATION

D. Scott Watkins              2004    $106,560(1)            -0-            -0-            -0-          ------              -0-
President, Chief              2003            -0-            -0-            -0-            -0-          ------              -0-
Executive Officer, Chief
Financial Officer
and Director
As of July 2004

Robert A. Buono               2004            -0-            -0-            -0-            -0-          ------              -0-
Chief Operating Officer       2003            -0-            -0-            -0-            -0-          ------              -0-
and Director
As of July 2004

James F. Bender               2004      12 000(2)            -0-            -0-            -0-          ------              -0-
Secretary                     2003            -0-            -0-            -0-            -0-          ------              -0-
and Director
As of July 2004

Floyd D. Wilkenson            2004            -0-            -0-            -0-            -0-          ------              -0-
Former Sole Officer and       2003            -0-            -0-            -0-            -0-          ------              -0-
Director (until July
2004)

      (1)   $38,936 of this amount was accrued as salary, but not paid.
      (2)   Accrued as salary but not paid.

OPTION GRANTS AND EXERCISES

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

      As of the year ended September 30, 2004, we had no employment contracts with any of our employees.

 COMPENSATION OF DIRECTORS

      All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2004 by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
      o     each of our directors and executive officers; and
      o     all of our directors and executive officers as a group.

The following table assumes that there are 35,625,000 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

                                                NUMBER OF SHARES
           NAME AND ADDRESS (1)                 BENEFICIALLY OWNED    PERCENTAGE OWNED
           --------------------                 ------------------    ----------------
D. Scott Watkins                                        27,608,828          77.5%
James F. Bender                                            472,000           1.32
Robert A. Buono                                                  0              *
Mezzanine Fund LLC                                       2,361,144           6.63
All  directors  and officers as a group (3              28,080,828          78.82
persons)

 ----------

      * Less than 1% of the outstanding shares of common stock.

      (1) Unless otherwise noted, the address for each person is 1075 Rankin Drive, Troy, MI 48083.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS.

Exhibit No.       Description
-----------       -----------

2.1 Share Exchange Agreement dated as of July 7, 2004 by and between Cruisecam International, Inc. and GRP, Inc.

3.1               Articles of Incorporation.

3.2               Bylaws.

23.1              Consent of David S. Hall, P.C.

31.1              Certification of D. Scott Watkins pursuant to Rule 13a-14(a).

31.2              Certification of D. Scott Watkins pursuant to Rule 13a-14(a).

Exhibit No.       Description
-----------       -----------

32.1 Certification of D. Scott Watkins pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of D. Scott Watkins pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

APPOINTMENT OF AUDITORS

      Our Board of Directors selected David S. Hall, P.C., certified public accountant, as our auditor for the year ended September 30, 2004.

AUDIT FEES

      David S. Hall, P.C., billed us $20,400 in fees for our annual audit for the year ended September 30, 2004, and no fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

      David S. Hall, P.C., did not bill us any fees for assurance and related services in 2004 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

      We did not pay any fees to David S. Hall, P.C.for tax compliance, tax advice, tax planning or other work during our fiscal year ending September 30, 2004.

PRE-APPROVAL POLICIES AND PROCEDURES

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by David S. Hall, P.C. and the estimated fees related to these services.

         With respect to the audit of our financial statements as of September 30, 2004 and for the year then ended, none of the hours expended on David S. Hall, P.C.'s engagement to audit those financial statements were attributed to work by persons other than David S. Hall, P.C.'s full-time, permanent employees.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CRUISECAM INTERNATIONAL INC.



                                                  By: /s/ D. Scott Watkins
                                                      --------------------------
                                                          D. Scott Watkins
                                                          President


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                                  Title                                           Date
-------------------------------------------------------------------------------------------------------


/s/  D. Scott Watkins                       President, Chief Executive Officer,         March 28, 2006
---------------------------                 Chief Financial Officer, Director
D. Scott Watkins                            (Principal Executive and Financial
                                            and Accounting Officer)

/s/ James F. Bender                         Secretary, Director                         March 28, 2006
---------------------------
James F. Bender

/s/ Robert A. Buono                         Chief Operating Officer and Director        March 28, 2006
---------------------------
Robert A. Buono