Form 10KSB
period 2005-09-30
CruiseCam International, Inc.
filed 2006-06-06
CIK 737455

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              23070 Commerce Drive
                           Farmington Hills, MI 48335
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

   Registrant's telephone number, including area code:           (248) 471-9520
   Securities registered pursuant to Section 12(b) of the Act:   None
   Securities registered pursuant to Section 12(g) of the Act:   $.10 par value common stock

                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The issuer's revenues for the most recent fiscal year were $259,794.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,913,651 as of September 30, 2005. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 26,092,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 30, 2005, 40,812,392 shares of our common stock were issued and outstanding.

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

      Our executive offices are located at 23070 Commerce Drive, Farmington Hills, MI 48335, and telephone number (248) 471-9520. We maintain a website at www.cruisecam.com.

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

Introduction to Business

      In 1995, D. Scott Watkins ("Watkins") was recruited to drive a factory supported GTS-1 Oldsmobile Cutlass on the Chrysler Mosport 500K, at the Toronto, Canada racetrack. Watkins started the race from the tenth position and moved up to fifth place by the 45-minute mark. At turn two, the 140mph downhill sweeper, under maximum acceleration, the car drifted off the outside apron and onto the grass. Watkins tried to correct; the car came back onto the track and was heavily contacted with John Paul, Jr. The car received severe damage but no one was seriously injured.

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

      Although there have been recent technological advances making the use of the mobile video recorder more practical and affordable, nearly all video applications in law enforcement today still rely on analog VHS technology. Problems with current in-car analog technologies include:

      o     poor video and audio quality that makes identification difficult;

      o high failure rates under normal circumstances and especially when used in extreme temperatures, resulting in lost data and high maintenance costs;

      o danger to the officer in the event of an accident as the in-car unit and in some cases the cameras may become projectiles because of their installation constraints;

      o occupation of valuable space in the trunk and cab; o excessive time required to evaluate and catalog recorded material;

      o significant physical space for storage of the in-car unit and the data itself;

      o     lack of effective zoom capabilities; and

      o     limited area coverage when camera positioning is fixed.

      Digital in-car video systems were first offered to the law enforcement industry only recently and have been quickly recognized to be superior to analog systems in many important respects. Digital video, for example, allows for pre-event recording while analog video does not. Most digital systems are continually in the passive recording mode when the power is on. When the record mode is activated, a period of time, from ten seconds to five minutes depending on the manufacturer, is added to the recording, possibly capturing the incident that prompted the officer to begin recording.

      Access to specific digitally recorded information is much quicker. Rather than having to review a VHS cassette by fast-forwarding and reversing, a scene can be selected from a menu and viewed instantly. Also, digital video produces higher quality images and stores substantially more information than analog video, including, on every frame, the date and officer name, traffic radar output, GPS coordinates, incident identification and status of emergency lights and other factors.

      DVD disks can be stored in a fraction of the space of VHS cassettes. Digital video can also be archived to a server, reducing storage space even further. Video archived to a server can be viewed from computers networked to the server instead of having to retrieve a video from a physical storage facility, with the ability to control access and functions. Also, "back end" management software, available from a few manufacturers, catalogs video information allowing for easy retrieval through a computer.

      Digital video systems also offer the advantage of being able to record simultaneously more than one channel of video, allowing two or more cameras to record different views at once. In addition, copies of video clips can be made more quickly than analog and do not degrade over time like VHS.

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

      For 2005 CruiseCam launched the new law enforcement digital vehicle recording system. The CCDVR system is a state of the art system utilizing a proprietary encryption based on reference framing and differing, allowing the user to store greater capacity and not be concerned about predictive frames. By using data compression originally created for military use, the CCDVR has the ability to store up to two (2) months of VCR quality video on an internal mounted hard drive. The CCDVR comes with many options including wireless transfer, removable hard drives and multiple camera inputs.

Other Products

      CruiseCam has integrated-developed the new Sony IX10a Zoom Camera for retrofit and new sales launching in May 2004. This camera exceeds all state bid requirements and is beginning review by NY, MI, WI and CT State Troopers.

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

      CruiseCam Digital Racing and Transit Systems - Recaro of North America signed a Letter of Intent to commercially produce a racing and transportation recording system product by CruiseCam International. These digital recorders will be used to capture video on motorsports vehicles, transit buses, and commercial vehicles. These systems are currently be tested in several different environments both on and off road. The launching of these systems is slated to be 3rd quarter 2006.

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

Chinese Pat. No. ZL 98 8 10534.9            Camera Mount (Foreign Version of US Patent)

Chinese Pat. No. ZL 00 9 14954.2            Seat Video Imaging Apparatus (Foreign Version of US Patent)

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

      CruiseCam has brought on numerous new dealers through out the United States to distribute our law enforcement systems and racing products.

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

      There are more than 440,000 police vehicles currently in service in the U.S., and approximately 70,000 new vehicles are leased or purchased by law enforcement agencies each year. At an average selling price of at least $2,400 for the VHS version of CruiseCam Headrest and Video Imaging Apparatus and related equipment [and $5,900 for the Digital version], there is an estimated potential market of over $2 billion for law enforcement vehicles in the U.S. alone. In 2004, approximately 38% of local law enforcement and 72% of state highway patrol vehicles had VHS (analog) in-car video systems.

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

Inventory Systems

      Inventory warehousing and shipping are managed from our Farmington Hills, Michigan facility. We use standard warehousing systems to store, retrieve, monitor and manage our inventory.

Employees

      As of September 30, 2005, we had 9 full-time employees including 5 in management and administration, 3 in sales and marketing and 1 in engineering. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good


Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

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

      Since inception, we have incurred net losses in every year, including net losses of $1,330,395 for the year ended September 30, 2005 and negative cash flows from operations for the year ended September 30, 2005. We have had limited revenues to date. We expect to incur losses in the coming year and may never become profitable. We expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

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

      Four (4) of our significant shareholders (three of whom are officers and directors owning 63%) own approximately 70% of our outstanding common stock as of September 30, 2005. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our significant shareholders control the company.

      Four of our significant shareholders directly or beneficially own approximately 28,433,144 shares or approximately 70% of our outstanding common stock. Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company.

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

Item 2. Description of Property

      Our executive offices are located at 23070 Commerce Drive, Farmington Hills, MI 48335, and telephone number (248) 471-9520. This location consists of 18,000 square feet, which includes dedicated labs, media training, anti-static assembly rooms, training conference center and warehousing. We lease this facility at a rate of $8,600/month. We believe there is an adequate supply of suitable office space for lease on terms acceptable to us.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock trades on the OTC Electronic Bulletin Board "pink sheets" under the symbol "CCMJ." The following table shows the high and low bid prices for our common stock for each quarter since October 1, 2003 as reported by the Pink Sheets. All share prices have been adjusted to provide for the 1-for-250 reverse split in effected in November 2003. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

October 1, 2003 to September 30, 2004                      High Bid                     Low Bid
------------------------------------------------------------------------------------------------
First quarter                                                 $0.875                      $0.209
Second quarter                                                 0.459                       0.159
Third quarter                                                  1.009                       0.229
Fourth quarter                                                 0.759                       0.309

October 1, 2004 to September 30, 2005                      High Bid                     Low Bid
------------------------------------------------------------------------------------------------
First quarter                                                  $0.70                       $0.32
Second quarter                                                  0.45                        0.20
Third quarter                                                   0.35                        0.13
Fourth quarter                                                  0.25                        0.13

      As of September 30, 2005, there were approximately 787 record holders of our common stock.

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

      Recent Sales of Unregistered Securities

      On January 26, 2005, we issued 100,000 shares of our common stock for an aggregate purchase price $10,000 to two individuals. The issuance was exempt under Section 4(2) of the Securities Ac of 1933, as amended (the "Act").

      On February 11, 2005, we issued 100,000 shares of our common stock to a single accredited investor for a purchase price of $5,000. The issuance was exempt under Section 4(2) of the Act.

      On February 17, 2005, we issued 1,450,000 shares of our common stock to two accredited investors for an aggregate purchase price of $116,000. The issuance was exempt under Section 4(2) of the Act.

      On February 17, 2005, we issued 370,000 shares of stock to two consultants as compensatory stock grants. Our board valued the common stock at $0.08 per share for a total of $29,600. The issuance was exempt under Section 4(2) of the Act.

      On February 17, 2005, we issued 100,000 shares of stock to 2 investors for an aggregate purchase price of $10,000. This issuance was exempt under Section 4(2) of the Act.

      On February 17, 2005 we issued 100,000 of stock to a single investor for an aggregate purchase price of $4,100. The issuance was exempt under Section 4(2) of the Act.

      In March 2005, we issued 1,214,000 shares of common stock as compensatory stock grants. Our board valued the common stock at $0.117 per share for a total of $143,000. The issuance was exempt under Section 4(2) of the Act.

      On April 4, 2005, we issued 101,000 shares of common stock to a single accredited investor for an aggregate purchase price of $5,000. The issuance was exempt under Section 4(2) of the Act.

      On April 22, 2005, we issued 21,500 shares of common stock for an aggregate purchase price of $1,050. The issuance was exempt under Section 4(2) of the Act.

      On April 22, 2005, we issued 300,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $14,100. The issuance was exempt under Section 4(2) of the Act.

      On April 22, 2005, we issued 150,000 shares of common stock to a single investor for an aggregate purchase price of $10,500. The issuance was exempt under Section 4(2) of the Act.

      On April 22, 2005 we issued 100,000 shares of common stock to a single investor for an aggregate purchase price of $1,750. The issuance was exempt under Section 4(2) of the Act.

      On May 13, 2005, we issued 82,000 shares of common stock to a single individual as a compensatory stock grant. Our board valued the common stock at $0.15 for a total of $12,300.

      On May 18, 2005, we issued 300,000 shares of common stock to a single investor for an aggregate purchase price of $20,000. The issuance was exempt under Section 4(2) of the Act.

      On May 18, 2005, we issued 300,000 shares of common stock to a single investor for an aggregate purchase price of $40,000. The issuance was exempt under Section 4(2) of the Act.

      On July 8, 2005, we issued 1,500,000 shares of common stock as a compensatory stock grant. Our board valued the common stock at $0.071 for a total of $107,300 The issuance was exempt under Section 4(2) of the Act.

      On July 29, 2005, we issued 2,500 shares of common stock as a compensatory stock grant. Our board valued the common stock at $0.10 for a total of $250. The issuance was exempt under Section 4(2) of the Act.

      On July 29, 2005, we issued 15,000 shares of common stock as a compensatory stock grant. Our board valued the common stock at $0.10 for a total of $1,500. The issuance was exempt under Section 4(2) of the Act.

      On July 29, 2000, we issued30,000 shares of common stock to a single investor for an aggregate purchase price of $3,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 32,500 shares of common stock to a single accredited investor for an aggregate purchase price of $2,500. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 40,000 shares of common stock to a single investor for an aggregate purchase price of $4,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 27,500 shares of common stock to a single investor for an aggregate purchase price of $1,500. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 50,000 shares of common stock to a single accredited investor for an aggregate purchase price of $5,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 50,000 shares of common stock to a single investor for an aggregate purchase price of $5,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 1,000,000 shares of common stock as a compensatory stock grant. The board valued the common stock at $0.10 for a total of $100,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 100,000 shares of common stock as a compensatory stock grant. The board valued the common stock at $0.10 for a total of $100,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 1,750,000 shares of common stock as a compensatory stock grant. The board valued the common stock at $0.10 for a total of $175,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 250,000 shares of common stock as a compensatory stock grant. The board valued the common stock at $0.10 for a total of $25,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 500,000 shares of common stock to a single investor for an aggregate purchase price of $20,000. The issuance was exempt under Section 4(2) of the Act.

      On August 24, 2005, we issued 20,000 shares of common stock for an aggregate purchase price of $1,000. The issuance was exempt under Section 4(2) of the Act.

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

      Our executive offices are located at 23070 Commerce Drive, Farmington Hills, MI 48335, and telephone number (248) 471-9520. We maintain a website at www.cruisecam.com.

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

Significant Accounting Policies

      Accounts Receivable:

      There are no significant concentrations of credit risk. Accounts Receivable are written off when deemed uncollectible. In the current year, no write offs occurred.

      Inventories:

      Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

      Patent Costs:

      The Company has accumulated costs related to its patent applications such as filing, legal fees, etc. These costs are amortized over the life of the patents.

      Fixed Assets:

      These assets are carried at acquisition cost. Depreciation is provided using the straight-line method over the estimated useful economic lives of the assets, which is over 5-7 years.

      Revenue Recognition:

      Revenue is recognized for sales of goods when product is shipped FOB plant.

Results of Continuing Operations

Basis of Presentation

      The results of operations set forth below for the years ended September 30, 2005 and 2004 are those of the continuing operations of CruiseCam International, Inc., which include GRP, Inc. on a consolidated basis

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                                     Year Ended                  Year Ended
                                                    September 30,               September 30,
                                                        2005                        2004
                                              --------------------------  --------------------------
Net sales                                               $259,794                    $241,015
Cost of sales                                             79,515                     166,902
                                              --------------------------  --------------------------

Gross Margin                                             180,279                      74,113

Operating Expenses                                     1,644,269                     493,277
                                              --------------------------  --------------------------

Net Operating Income (Loss)                         $(1,463,990)                  $(419,164)
                                              ==========================  ==========================

Comparison of the Years ended September 30, 2005 and 2004

      Net sales. Net sales for operations of CruiseCam International, Inc. increased to $259,794, or an increase of approximately 7.8%, for the year ended September 30, 2005, from $241,015 for the year ended September 30, 2004. This increase was attributable to sales of our new digital recording system.

      Cost of Sales. Cost of sales for continued operations decreased to $79,515, or approximately 52%, for the year ended September 30, 2005, from $166,902 for the year ended September 30, 2004. As a percentage of net sales, cost of sales decreased to approximately 31% of net sales for the year ended September 30, 2005 versus approximately 69% of sales for the year ended September 30, 2004. The decrease in cost of sales as a percentage of net sales resulted primarily from a significant reduction in engineering costs and also from the savings of utilizing a salesforce from our distributors in lieu of in house sales personnel As a result, we generated a gross profit of $180,279 with a gross profit margin of approximately 69% for the year ended September 30, 2005.

      Operating Expenses. Operating expenses increased to $1,644,269, or an increase of over 300%, for the year ended September 30, 2005, from $493,277 for the year ended September, 2004. The increase in operating expenses primarily results from amortization of our patent costs.

      Operating loss. We incurred an operating loss of $1,463,990 for the year ended September 30, 2005, compared to an operating loss of $491,164 for the year ended September 30, 2004. We had increased operating losses in the year 2005 as compared to 2004 primarily due to amortization of our patent costs.

Liquidity and Capital Resources

      We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from [operations and loans from officers and issuances of capital stock]. Our working capital deficit at September 30, 2005 was $2,183,309 and at September 30, 2004 it was $2,028,546.
We had cash of $1,506 as of December 31, 2005, while we had cash of $25,152 as of December 31, 2004. This difference results primarily from increased costs of legal and accounting fees.

      We used $886,778 of net cash used in operating activities for the year ended September 30, 2005 compared to using $968,083 in the year ended September 30, 2004. This cash used in operating activities was offset by a non-cash depreciation expense of $42,442, and an amortization expense of $890,240.

      Net cash flows used by investing activities was $47,955 for the year ended September 30, 2005, compared to $15,353,465 in the year ended September 30, 2004. The cash used by investing activities for the years ended September 30, 2005 and 2004 was for 47,955 and 15,353,465 respectively.

      Net cash flows provided by financing activities were $911,087 for the year ended September 30, 2005, compared to net cash provided by financing activities of $16,346,700 in the year ended September 30, 2004. The difference results primarily from the issuance of common stock.

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

Item 7.  Financial Statements

                                Table of Contents

         Independent Auditor's Report                                        F-1

         Consolidated Balance Sheet as of September 30, 2005                 F-2

         Consolidated Statements of Income
         For the Years Ended September 30, 2005 and 2004                     F-3

         Consolidated Statements of Cash Flows
         For the Years Ended September 30, 2005 and 2004                     F-4

         Consolidated Statement of Changes in Stockholders' Equity
         For the Years Ended September 30, 2005 and 2004                     F-5

         Notes to the Consolidated Financial Statements                      F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of CruiseCam International, Inc.
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheet of CruiseCam International, Inc. and subsidiaries as of September 30, 2005 and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the inventory value and attorney representations, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CruiseCam International, Inc. and subsidiaries as of September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a working capital deficiency and has incurred losses since inception.

The Company's lack of financial resources and liquidity as of September 30, 2005 raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


David S. Hall, P.C.

Dallas, Texas
April 7, 2006

                          CRUISECAM INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                               September 30, 2005

ASSETS
       Current Assets
                 Cash and Cash Equivalents                                     $      1,506
                 Accounts Receivable                                                 86,918
                 Inventory                                                          633,335
                                                                               ------------
                       Total Current Assets                                         721,759

       Fixed Assets-Net of Depreciation                                             139,022
       Other Assets
                 Due From Related Parties                                           432,907
                 Patents and Related Costs-Net of Amortization                   14,243,839
                 Deferred Tax Asset                                                 293,437
                                                                               ------------
                       Total Other Assets                                        14,970,183
                                                                               ------------

                             TOTAL ASSETS                                      $ 15,830,964
                                                                               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities
                 Cash Overdrafts                                               $     14,117
                 Accounts Payable                                                   734,535
                 Accrued Expenses                                                   610,086
                 Notes Payable-Current Portion                                    1,546,330
                                                                               ------------
                       Total Current Liabilities                                  2,905,068
       Long Term Liabilities
                 Deferred Tax Liabilities                                         5,287,770
                 Notes Payable                                                       10,500
                                                                               ------------
                       Total Long Term Liabilities                                5,298,270

       Stockholders' Equity
                 Common Stock, $.1 Par Value, 500,000,000 Shares Authorized,
                       40,812,392 Shares Issued and Outstanding                   4,081,239
                 Additional Paid-In Capital                                      13,350,064
                 Deficit Accumulated                                             (9,803,677)
                                                                               ------------
                       Total Stockholders' Equity                                 7,627,626
                                                                               ------------

                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 15,830,964
                                                                               ============

                          CRUISECAM INTERNATIONAL, INC.
                        Consolidated Statements of Income
                 For the Years Ended September 30, 2005 and 2004

                                                              2005            2004
                                                          ------------    ------------
REVENUES
        Sales (Net of Discounts of $5,935 and $1,966)     $    259,794    $    241,015
        Less:  Cost of Sales                                    79,515         166,902
                                                          ------------    ------------

             GROSS MARGIN                                      180,279          74,113

OPERATING EXPENSES                                           1,644,269         493,277
                                                          ------------    ------------

             NET OPERATING INCOME (LOSS)                    (1,463,990)       (419,164)

OTHER INCOME (EXPENSE)
        Interest Income                                             42              14
        Interest Expense                                      (104,270)        (55,185)
        Gain (Loss) on Disposition of Assets                   (55,614)              0
                                                          ------------    ------------

             TOTAL OTHER INCOME (EXPENSE)                     (159,842)        (55,171)
                                                          ------------    ------------

                  NET INCOME (LOSS) BEFORE INCOME TAXES     (1,623,832)       (474,335)

        Provision for Income Taxes (Expense) Benefit           293,437      (5,287,770)
                                                          ------------    ------------

                  NET INCOME (LOSS)                         (1,330,395)     (5,762,105)

        Beginning Retained Earnings (Deficit)               (8,473,282)     (2,711,177)
                                                          ------------    ------------

ENDING RETAINED EARNINGS (DEFICIT)                        $ (9,803,677)   $ (8,473,282)
                                                          ============    ============
EARNINGS (LOSS) PER SHARE:

        Weighted Average of Outstanding Shares              39,201,931      46,830,264
                                                          ============    ============

        Income (Loss) for Common Stockholders             $      (0.03)   $      (0.12)
                                                          ============    ============

                          CRUISECAM INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2005 and 2004

                                                                                         2005            2004
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
             Net Income (Loss)                                                       $ (1,330,395)   $ (5,762,105)
             Adjustments to reconcile net income to net cash
              provided by operating activities:
                        Depreciation                                                       42,442          30,263
                        Amortization                                                      890,240               0
                        Loss on Disposition of Assets                                      55,614               0
                        (Increase) in Accounts Receivable                                 (16,102)        (70,816)
                        (Increase) in Inventory                                           (63,147)       (570,188)
                        (Increase) in Due to Related Parties                              (90,417)       (342,490)
                        (Increase) in Deferred Tax Asset                                 (293,437)              0
                        Decrease in Other Assets                                           26,103         (26,103)
                        Adjustment for Retained Earnings Carryforward-GRP, Inc.                 0        (980,831)
                        Increase (Decrease) in Cash Overdrafts                             (1,750)         15,867
                        Increase in Accounts Payable                                       63,948         670,587
                        Increase in Deferred Tax Liabilities                                    0       5,287,770
                        (Decrease) in Accrued Expenses                                   (169,877)        779,963
                                                                                     ------------    ------------
                                           Net Cash (Used) by Operating Activities       (886,778)       (968,083)

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of Fixed Assets                                                     (21,791)       (245,550)
             Purchase of Patents                                                          (26,164)    (15,107,915)
                                                                                     ------------    ------------
                                           Net Cash (Used) by Investing Activities        (47,955)    (15,353,465)

CASH FLOWS FROM FINANCING ACTIVITIES
             Note Payable Additions                                                       318,045       1,238,785
             Issuance of Common Stock                                                     593,042      15,107,915
                                                                                     ------------    ------------
                                           Net Cash Provided by Financing                 911,087      16,346,700
                                           Activities
                                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (23,646)         25,152

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             25,152               0
                                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $      1,506          25,152
                                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES:

             Cash Paid During the Year for Interest Expense                          $        817          10,700
                                                                                     ============    ============

                          CRUISECAM INTERNATIONAL, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                 For the Years Ended September 30, 2005 and 2004

                                                            Common Stock                   Paid-In
                                                      Shares             Amount            Capital            Totals
                                                   --------------     -------------     ---------------    --------------
2004

Beginning Stockholders' Equity                       475,000,000  $     47,500,000  $     (44,788,823)  $      2,711,177

          Reverse Split--250/1                     (473,099,849)      (47,309,985)          47,309,985                 0

          Reverse Acquisition of GRP, Inc.            30,215,828         3,021,583          12,086,332        15,107,915

          Other Stock Issued Prior to Acquisition      3,509,021           350,902           (350,902)                 0

          Adjustment for Carryforward Retained
              Earnings (Deficit)--GRP, Inc.                                     --           (980,831)         (980,831)
                                                   --------------     -------------     ---------------    --------------

Ending Stockholders' Equity                           35,625,000  $      3,562,500  $       13,275,761  $     16,838,261
                                                   ==============     =============     ===============    ==============

2005
                          Stock Issued
                          During Year                 10,166,000         1,016,600           3,850,551         4,867,151

                          Stock Cancelled            (4,978,608)         (497,861)         (3,776,248)       (4,274,109)
                                                   --------------     -------------     ---------------    --------------

Ending Stockholders' Equity                           40,812,392  $      4,081,239  $       13,350,064  $     17,431,303
                                                   ==============     =============     ===============    ==============

                          CRUISECAM INTERNATIONAL, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 2005


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

                          CRUISECAM INTERNATIONAL, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 2005


NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Cash and Cash Equivalents:

      All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value. Cash as of September 30, 2005 was $1,506.

      Accounts Receivable:

      There are no significant concentrations of credit risk. Accounts Receivable are written off when deemed uncollectible. In the current year, no write offs occurred.

      Inventories:

      Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

      Patent Costs:

      The Company has accumulated costs related to its patent applications such as filing, legal fees, etc. These costs are amortized over the life of the patents.

      Earnings (Loss) per Share:

      Earnings (loss) per share (basic) is calculated by dividing the net income
      (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings (loss) per share is identical to earnings (loss) per share (basic).

      Fixed Assets:

      These assets are carried at acquisition cost. Depreciation is provided using the straight-line method over the estimated useful economic lives of the assets, which is over 5-7 years.

      Fair Value of Financial Instruments:

      The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The fair value of these financial instruments approximates their carrying values as of September 30, 2005.

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

                          CRUISECAM INTERNATIONAL, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 2005


NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - FIXED ASSETS

      Fixed assets at September 30, 2005 are as follows:

             Furniture & Equipment                       $     4,642
             Transportation Equipment                          5,132
             Tooling                                         140,800
             Other Equipment                                  61,638
             Less: Accumulated Depreciation                  (73,190)
                                                         ------------

                      Total Fixed Assets                 $   139,022
                                                         ===========

      Depreciation expense was $42,442 for the year ended September 30, 2005.

NOTE 4 - COMMON STOCK

      The Company is authorized to issue 500,000,000 common shares at a par value of $.10 per share. These shares have full voting rights. There are no preferred shares as of September 30, 2005.

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

      At September 30, 2005, there were 40,812,392 common shares outstanding.

NOTE 5 - INCOME TAXES

      Effective July 7, 2004, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation

                          CRUISECAM INTERNATIONAL, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 2005


NOTE 5 - INCOME TAXES (Continued)

      allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      The Company has calculated a deferred tax asset of $293,437, which represents the current year's net operating loss adjusted for tax differences multiplied by an effective corporate tax rate of 40%.

      The Company has also recorded a deferred tax liability for the acquisition of a subsidiary, accounted for by the purchase method. This liability represents the difference between book bases and tax bases as follows:

                  GRP, Inc. and Subsidiaries                  $5,287,770

NOTE 6 - INTANGIBLE ASSETS

      The Company has acquired patents through the acquisition of GRP, Inc. and subsidiaries, which was accounted for using the purchase method in a "reverse acquisition". The patents relate to its production of "in-car" camera mounts.

      Total patent costs are $15,134,079 as of September 30, 2005. The patent costs are being amortized over 17 years and the current year amortization was $890,240.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      The Company leases retail space under a three-year lease which expires in April, 2008. Future minimum rental obligations at September 30, 2005 are as follows:

                     Fiscal
                   Year Ended

                      2006                             $    103,200
                      2007                                  103,200
                      2008                                   34,400
                                                       -------------

                               Totals                  $    240,800
                                                       ============

      Rent expense was $95,802 for the year ended September 30, 2005.

      As of September 30, 2005, the Company was involved in several lawsuits and disputes. The potential liability of these suits and disputes has been accrued in these financial statements and, in the opinion of management, no additional liabilities will be incurred.

NOTE 8 - NOTES PAYABLE

      The Company had financed the purchase of its transportation equipment. The original note principal was $31,976. The note calls for interest of 16.08% with the principal and interest amortized over three and one half years. This note was paid off in the current year.

      The Company entered into a purchase agreement for the bulk of its initial inventory and equipment in exchange for a note payable of $1,000,000. The note calls for interest of 6.75% payable monthly. In 2002, the lender charged $80,000 for nonpayment and this amount is accrued in these financial statements. In the current year, the Company has paid no interest on this note and therefore, it has been accrued.

      The Company had some other small notes payable totaling $476,830 as of September 30, 2005.

                          CRUISECAM INTERNATIONAL, INC.
                 Notes to the Consolidated Financial Statements
                               September 30, 2005


NOTE 9 - DUE TO/FROM RELATED PARTIES

      The Company has conducted transactions with its Subsidiary Company Founder and its wholly owned subsidiary companies which include draws to the Founder. The balance as of September 30, 2005 is made up of the following:

                  Draws to Founder                            $  432,907
                                                              ----------

                           Total                              $  432,907
                                                              ==========

NOTE 10 - GOING CONCERN AND SUBSEQUENT EVENTS

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

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

         Name                               Age               Position
         ----                               ---               --------
         D. Scott Watkins                   45                President, Chief Executive Officer, Chief Financial
                                                              Officer and Director

         James F. Bender                    45                Secretary, Director

         Robert A. Buono                    61                Chief Operating Officer, Director

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

Audit Committee

      We do not have an audit committee at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended September 30, 2005, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended September 30, 2005 and 2004.

                                            Annual Compensation                           Long-Term Compensation
                                                                                                     Common Shares
                                                                                                       Underlying         All
                                                                                      Restricted        Options          Other
                                                                     Other Annual        Stock          Granted         Compen
    Name and Position         Year        Salary          Bonus      Compensation     Awards ($)       (# Shares)       -sation
D. Scott Watkins              2005    $125,000(1)            -0-            -0-            -0-          ------              -0-
President, Chief              2004     106,560(2)            -0-            -0-            -0-          ------              -0-
Executive Officer, Chief
Financial Officer
and Director
As of July 2004

Robert A. Buono               2005            -0-            -0-            -0-            -0-          ------              -0-
Chief Operating Officer       2004            -0-            -0-            -0-            -0-          ------              -0-
and Director
As of July 2004

James F. Bender               2005         36,000            -0-            -0-            -0-          ------              -0-
Secretary                     2004      12,000(3)            -0-            -0-            -0-          ------              -0-
and Director
As of July 2004

Floyd D. Wilkenson            2005            -0-            -0-            -0-            -0-          ------              -0-
Former Sole Officer and       2004            -0-            -0-            -0-            -0-          ------              -0-
Director (until July
2004)

(1)      $47,573.90 of this amount was accrued as salary, but not paid.
(2)      $38,936 of this amount was accrued as salary, but not paid.
(3)      Accrued as salary but not paid.

Option Grants and Exercises

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

      As of the year ended September 30, 2005, we had no employment contracts with any of our employees.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2005 by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

      o     each of our directors and executive officers; and

      o     all of our directors and executive officers as a group.

The following table assumes that there are 40,812,392 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

                                                 Number Of Shares
           Name And Address (1)                 Beneficially Owned         Percentage Owned
           --------------------                 ------------------         ----------------
D. Scott Watkins                                        23,000,000                   56.36%
James F. Bender                                          2,092,000                    5.13
Robert A. Buono                                          1,000,000                    2.45
Mezzanine Fund LLC                                       2,341,144
All  directors  and officers as a group (3              26,092,000                   63.93
persons)

----------------------------------------------
*     Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise noted, the address for each person is 23070 Commerce Drive, Farmington Hills, MI 48335.


Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits.

Exhibit No.       Description

2.1 Share Exchange Agreement dated as of July 7, 2004 by and between CruiseCam International, Inc. and GRP, Inc.*

3.1               Articles of Incorporation.*

3.2               Bylaws.  *

31.1              Certification of D. Scott Watkins pursuant to Rule 13a-14(a).

31.2              Certification of D. Scott Watkins pursuant to Rule 13a-14(a).

32.1 Certification of D. Scott Watkins pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of D. Scott Watkins pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
*previously filed

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

      Our Board of Directors selected David S. Hall, P.C., certified public accountant, as our auditor for the year ended September 30, 2005 and 2004.

Audit Fees

      David S. Hall, P.C., billed us $15,000 and $20,400 in fees for our annual audit for the years ended September 30, 2005 and 2004, respectively, and no fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

      David S. Hall, P.C., did not bill us any fees for assurance and related services in 2005 or 2004 and are not reported under Audit Fees above.

Tax and All Other Fees

      We did not pay any fees to David S. Hall, P.C. for tax compliance, tax advice, tax planning or other work during our fiscal years ending September 30, 2005 and 2004.

Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by David S. Hall, P.C. and the estimated fees related to these services.

      With respect to the audit of our financial statements as of September 30, 2005 2004 and for the years then ended, none of the hours expended on David S. Hall, P.C.'s engagement to audit those financial statements were attributed to work by persons other than David S. Hall, P.C.'s full-time, permanent employees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CRUISECAM INTERNATIONAL INC.


                                          By: /s/ D. Scott Watkins
                                             -----------------------------------
                                                  D. Scott Watkins
                                                  President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                  Title                                   Date
--------------------------------------------------------------------------------


/s/ D. Scott Watkins        President, Chief Executive Officer,     June 5, 2006
------------------------    Chief Financial Officer, Director
D. Scott Watkins


/s/ James F. Bender         Secretary, Director                     June 5, 2006
------------------------
James F. Bender


/s/ Robert A. Buono         Chief Operating Officer and Director    June 5, 2006
------------------------
Robert A. Buono