Form 10QSB
period 2005-12-31
CruiseCam International, Inc.
filed 2006-10-05
CIK 737455

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-13846

                          CRUISECAM INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

            Florida                                          75 14 33 000
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)


23070 Commerce Drive Farmington Hills, MI                        48335
(Address of principal executive offices)                      (Zip Code)


                                 (248) 471-9520
                           (Issuer's telephone number)

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

              State the number of shares outstanding of each of the
               issuer's classes of common equity, as of the latest
                 practicable date: As of December 31, 2005, the
    issuer had 48,390,457 shares of its common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CRUISECAM INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                                December 31, 2005


ASSETS
       Current Assets
                 Cash and Cash Equivalents                                      $      5,365
                 Accounts Receivable                                                  31,676
                 Inventory                                                           631,655
                                                                                ------------
                       Total Current Assets                                          668,696

       Fixed Assets-Net of Depreciation                                              128,402
       Other Assets
                 Due From Related Parties                                            410,686
                 Patents and Related Costs-Net of Amortization                    14,021,279
                 Deferred Tax Asset                                                  293,437
                 Other                                                                 2,372
                                                                                ------------
                       Total Other Assets                                         14,727,774
                                                                                ------------

                             TOTAL ASSETS                                       $ 15,524,872
                                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities
                 Accounts Payable                                               $    732,169
                 Accrued Expenses                                                    625,729
                 Notes Payable-Current Portion                                       171,237
                                                                                ------------
                       Total Current Liabilities                                   1,529,135
       Long Term Liabilities
                 Deferred Tax Liabilities                                          5,198,745
                 Notes Payable                                                     1,422,429
                                                                                ------------
                       Total Long Term Liabilities                                 6,621,174

       Stockholders' Equity
                 Common Stock, $.1 Par Value, 500,000,000 Shares Authorized,
                       48,390,457 Shares Issued and Outstanding                    4,839,046
                 Additional Paid-In Capital                                       12,635,935
                 Deficit Accumulated                                             (10,100,418)
                                                                                ------------
                       Total Stockholders' Equity                                  7,374,563
                                                                                ------------

                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 15,524,872
                                                                                ============

                See accompanying notes to financial statements.

                          CRUISECAM INTERNATIONAL, INC.
                        Consolidated Statements of Income
              For the Three Months Ended December 31, 2005 and 2004

                                                               2005             2004
                                                           ------------     ------------
REVENUES
        Sales                                              $    127,551     $     95,179
        Less:  Cost of Sales                                     75,581           33,665
                                                           ------------     ------------

             GROSS MARGIN                                        51,970           61,514

OPERATING EXPENSES                                              412,980          358,811
                                                           ------------     ------------

             NET OPERATING INCOME (LOSS)                       (361,010)        (297,297)

OTHER INCOME (EXPENSE)
        Interest Income                                             202               43
        Interest Expense                                        (24,958)         (26,068)
        Gain (Loss) on Disposition of Assets                          0          (17,343)
                                                           ------------     ------------

             TOTAL OTHER INCOME (EXPENSE)                       (24,756)         (43,368)
                                                           ------------     ------------

                  NET INCOME (LOSS) BEFORE INCOME TAXES        (385,766)        (340,665)

        Provision for Income Taxes (Expense) Benefit             89,024                0
                                                           ------------     ------------

                  NET INCOME (LOSS)                            (296,742)        (340,665)

        Beginning Retained Earnings (Deficit)                (9,803,677)      (8,473,282)
                                                           ------------     ------------

ENDING RETAINED EARNINGS (DEFICIT)                         $(10,100,418)    $ (8,813,947)
                                                           ============     ============
EARNINGS (LOSS) PER SHARE:

        Weighted Average of Outstanding Shares               41,038,012       33,715,849
                                                           ============     ============

        Income (Loss) for Common Stockholders              $      (0.01)    $      (0.01)
                                                           ============     ============

                See accompanying notes to financial statements.

                          CRUISECAM INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2005 and 2004

                                                                                   2005          2004
                                                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
             Net Income (Loss)                                                   $(296,742)    $(340,665)
             Adjustments to reconcile net income to net cash
              provided by operating activities:
                        Depreciation                                                10,621        10,611
                        Amortization                                               222,560       222,560
                        Decrease (Increase) in Accounts Receivable                  55,242       (71,182)
                        Decrease in Inventory                                        1,680        42,240
                        Decrease (Increase) in Due to Related Parties               22,221       (19,935)
                        Decrease in Other Assets                                    (2,367)      (23,841)
                        Increase (Decrease) in Cash Overdrafts                     (14,116)      (10,894)
                        Increase (Decrease) in Accounts Payable                     (2,367)       22,154
                        (Decrease) in Deferred Tax Liabilities                     (89,024)      (72,077)
                        Increase (Decrease) in Accrued Expenses                     15,643      (307,053)
                                                                                 ---------     ---------
                                 Net Cash (Used) by Operating Activities           (76,653)     (548,083)

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of Fixed Assets                                                    0         3,489
             Purchase of Patents                                                         0         5,449
                                                                                 ---------     ---------
                                 Net Cash (Used) by Investing Activities                 0         8,938

CASH FLOWS FROM FINANCING ACTIVITIES
             Note Payable Additions                                                 36,834       186,273
             Issuance of Common Stock for Cash                                      43,678       323,115
                                                                                 ---------     ---------
                                 Net Cash Provided by Financing Activities          80,512       509,388

                                                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 3,859       (29,757)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       1,506        25,152
                                                                                 ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                      $   5,365        (4,605)
                                                                                 =========     =========

SUPPLEMENTAL DISCLOSURES:

             Cash Paid During the Year for Interest Expense                      $       0             0
                                                                                 =========     =========

                See accompanying notes to financial statements.

                          CRUISECAM INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

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

      Principles of Consolidation:

            The financial statements consolidate the activities of the parent along with:

                 GRP, Inc. and Subsidiaries:

                          CruiseCam, LLC
                          Commandeer, LLC

            All significant intercompany transactions and balances have been eliminated.

      Cash and Cash Equivalents:

      All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value. Cash as of December 31, 2005 was $5,365.

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

      Fair Value of Financial Instruments:

      The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and notes payable. The fair value of these financial instruments approximates their carrying values as of December 31, 2005.

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

NOTE 3 - FIXED ASSETS

      Fixed assets at December 31, 2005 are as follows:

            Furniture & Equipment             $   5,645
            Transportation Equipment             12,387
            Tooling                             168,290
            Other Equipment                      78,231
            Less: Accumulated Depreciation     (136,151)
                                              ---------

                     Total Fixed Assets       $ 128,402
                                              =========

      Depreciation expense was $10,621 for the three-months ended December 31, 2005.

NOTE 4 - COMMON STOCK

      The Company is authorized to issue 500,000,000 common shares at a par value of $.10 per share. These shares have full voting rights. There are no preferred shares as of December 31, 2005.

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

      At December 31, 2005, there were 48,390,457 common shares outstanding.

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

      The Company has calculated a deferred tax asset of $293,437, which represents the 2004's net operating loss adjusted for tax differences multiplied by an effective corporate tax rate of 40%.

      The Company has also recorded a deferred tax liability for the acquisition of a subsidiary, accounted for by the purchase method. This liability represents the difference between book bases and tax bases as follows:


                  GRP, Inc. and Subsidiaries                  $5,198,745
                                                              ==========

NOTE 6 - INTANGIBLE ASSETS

      The Company has acquired patents through the acquisition of GRP, Inc. and subsidiaries, which was accounted for using the purchase method in a "reverse acquisition". The patents relate to its production of "in-car" camera mounts.

      Total patent costs are $15,136,451 as of March 31, 2006. The patent costs are being amortized over 17 years and the current quarter amortization was $222,560.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      The Company leases retail space under a three-year lease which expires in April, 2008. Future minimum rental obligations at December 31, 2005 are as follows:

                    Fiscal
                   Year Ended
                   ----------

                      2007                           $   103,200
                      2008                               103,200
                      2009                               103,200
                                                     -----------

                               Totals                $   309,600
                                                     ===========

      Rent expense was $35,763 for the quarter ended December 31, 2005.

      As of December 31, 2005, the Company was involved in several lawsuits and disputes. The potential liability of these suits and disputes has been accrued in these financial statements and, in the opinion of management, no additional liabilities will be incurred.

NOTE 8 - NOTES PAYABLE

      The Company entered into a purchase agreement for the bulk of its initial inventory and equipment in exchange for a note payable of $1,000,000. The note calls for interest of 6.75% payable monthly. In 2002, the lender charged $80,000 for nonpayment and this amount is accrued in these financial statements. The Company has paid no interest on this note and therefore, all interest has been capitalized.

      The Company had some other small notes payable totaling $259,550 as of December 31, 2005.

NOTE 9 - DUE TO/FROM RELATED PARTIES

      The Company has conducted transactions with its Subsidiary Company Founder and its wholly owned subsidiary companies which include draws to the Founder. The balance as of December 31, 2005 is made up of the following:

                  Draws to Founder                   $  410,686
                                                     ----------

                           Total                     $  410,686
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

In July 2004, the Company entered in a share exchange agreement with GRP, Inc. and subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

      Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section "Risk Factors" set forth in this report.

      The forward-looking events discussed in this quarterly report, the documents to which is referred to the reader and other statements made from time to time by the company or its representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about the company. For these statements, the company claims the protection of the "bespeaks caution" doctrine. All forward-looking statements in this document are based on information currently available to the company as of the date of this report, and the company assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

      We manufacture and sell a complete line of mobile integrated video technology for law enforcement, OEM, motor sports and aftermarket applications. Our patent portfolio encompasses cameras on or about the automotive seat that were developed by Lear Corp. and our founder D. Scott Watkins in conjunction with Ford Motor Company.

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

Results of Continuing Operations

Basis of Presentation

      The results of operations set forth below for the three month periods ended December 31, 2005 and 2004 are those of the continuing operations of CruiseCam International, Inc., which include GRP, Inc. on a consolidated basis

      The following table sets forth, for the periods indicated, certain selected financial data:

                                  Three Months Ended   Three Months Ended
                                     December 31,         December 31,
                                         2005                2004
                                       ---------           ---------
Sales                                  $ 127,551           $  95,179
Cost of sales                             75,581              33,665
                                       ---------           ---------

Gross Margin                              51,970              61,514

Operating Expenses                       412,980             358,811
                                       ---------           ---------

Net Operating Income (Loss)            $(361,010)          $(297,297)
                                       =========           =========

Comparison of the three months ended December 31, 2005 and 2004

      Sales. Sales for operations of CruiseCam International, Inc. increased to $127,551, or an increase of approximately 34%, for the three month period ended December 31, 2005, from $95,179 for the three month period ended December 31, 2004. This increase was attributable to consummation of a large contract for our digital law enforcement system.

      Cost of Sales. Cost of sales increased to $75,581, or approximately 125%, for the three month period ended December 31, 2005, from $33,665 for the three months ended December 31, 2004. As a percentage of sales, cost of sales increased to approximately 59% of sales for the three month period ended December 31, 2005 versus approximately 35% of sales for the three month period ended December 31, 2004. The increase in cost of sales as a percentage of net sales resulted primarily from a reduction in average selling price due to volume discounts related to the large sales contract mentioned above. As a result, we generated a gross margin of $51,970 with a gross profit margin of approximately 41% for the three month period ended December 31, 2005.

      Operating Expenses. Operating expenses increased to $412,980, or an increase of approximately 15%, for the three month period ended December 31, 2005, from $358,811 for the three month period ended December 31, 2004. The increase in operating expenses primarily results from additional engineering personnel and increased material costs.

      Operating loss. We incurred a net operating loss of $361,010 for the three month period ended December 31, 2005, compared to an operating loss of $297,297 for the three month period ended December 31, 2004. We had increased operating losses the three month period ended December 31, 2005 as compared the same period 2004 primarily due to non recurring engineering and testing expenses.

Liquidity and Capital Resources

      We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations and loans from officers and issuances of capital stock. Our working capital deficit at December 31, 2005 was $860,439 and at September 30, 2005 was $383,668. We had cash of $5,365 at December 31, 2005 and $1,506 as of September 30, 2005. This difference results primarily from our manufacturing expenditures.

      We used $76,653 of net cash used in operating activities for the three month period ended December 31, 2005 as compared to using $548,083 in the comparable period in 2004. This cash used in operating activities was offset by notes payable additions of $36,834 and issuance of common stock of $43,678.

      Net cash flows used by investing activities was $0 for the three month period ended December 31, 2005 as compared to $8,938 for the comparable period in 2004.

      Net cash flows provided by financing activities were $80,512 for the three month period ended December 31, 2005, compared to net cash provided by financing activities of $509,388 for the comparable period in 2004. The difference is a result of increased notes payable and issuance of common stock in the 2004 period.

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

Off-Balance Sheet Arrangements
None.

ITEM 3. CONTROLS AND PROCEDURES.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 11, 2005, we issued 73,000 shares of our common stock for an aggregate purchase price of $7,300 to five individuals. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

On November 11, 2005, we issued 200,000 shares of our common stock to a consultant as a compensatory stock grant. Our board valued the common stock at $0.10 per shares for a total of $20,000. The issuance was exempt under Section 4(2) of the Act.

On November 11, 2005, we issued 9,000 shares of our common stock for a purchase price of $878 to a single individual. The issuance was exempt under Section 4(2) of the Act.

On November 14, 2005, we issued 10,000 shares of our common stock for a purchase price of $1,000. The issuance was exempt under Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

----------
*previously filed

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRUISECAM INTERNATIONAL INC.

                                     By: /s/ D. Scott Watkins
                                        ----------------------------------------
                                              D. Scott Watkins
                                              President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                                Title                           Date
---------------------------------------------------------------------------------------
/s/ D. Scott Watkins
---------------------------     President, Chief Executive Officer,    October 5, 2006
D. Scott Watkins                Chief Financial Officer, Director


/s/ James F. Bender
---------------------------     Secretary, Director                    October 5, 2006
James F. Bender


/s/ Robert A. Buono
---------------------------     Chief Operating Officer and Director   October 5, 2006
Robert A. Buono